Form 10-Q
period 1996-03-31
INTERNATIONAL MUREX TECHNOLOGIES CORP
filed 1996-05-10
CIK 864964

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

       [X] Quarterly Report Pursuant to Section 13 or 12(g)
              of the Securities Exchange Act of 1934
          For the Quarterly Period Ended March 31, 1996

                                OR

      [ ] Transition Report Pursuant to Section 13 or 12(g)
              of the Securities Exchange Act of 1934
          For the Transition Period from _____ to _____

                  Commission File Number 0-26144


           International Murex Technologies Corporation
      (Exact name of registrant as specified in its charter)


      Province of British Columbia, Canada                 N/A
          (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)               Identification No.)


3075 Northwoods Circle, Norcross, Georgia               30071
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code     770-662-0660

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X   No


The number of common shares outstanding as of May 8, 1996 was 16,164,647, excluding treasury shares.


                           Page 1 of 20
                   Exhibits begin on Page ____

           INTERNATIONAL MUREX TECHNOLOGIES CORPORATION


                  Quarterly Report on Form 10-Q
            For the Three Months Ended March 31, 1996

                        Table of Contents

Item                                                              Page
Number    PART I -- FINANCIAL INFORMATION                       Number

   1 Financial Statements



          Consolidated Balance Sheets at
               March 31, 1996 and December 31, 1995                  3

          Consolidated Statements of Operations
               for the Three Months Ended
               March 31, 1996 and 1995                               5

          Consolidated Statements of Changes in
               Shareholders' Equity for the
               Period January 1, 1995 to March 31, 1996              6

          Consolidated Statements of Cash Flows
               for the Three Months Ended
               March 31, 1996 and 1995                               7

          Notes to Consolidated Financial Statements                 9

     2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       14

          PART II -- OTHER INFORMATION

     1    Legal Proceedings                                         19

     6    Exhibits and Reports on Form 8-K                          19


          SIGNATURES                                                20

International Murex Technologies Corporation
Consolidated Balance Sheets

(In Thousands of U. S. Dollars)
                                               March 31,  December 31,
                                                 1996        1995

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                  $ 7,621      $15,771
    Accounts receivable, net of allowance
     for doubtful accounts of $3,363
     and $3,410, respectively                   33,362       34,836
    Inventories                                 17,836       16,941
    Amounts due from affiliate                  17,416
    Prepaid and other                            2,645        2,851

Total current assets                            78,880       70,399

PROPERTY, PLANT AND EQUIPMENT-
    at cost less accumulated depreciation
    and amortization                             9,413        9,231

PATENTS, TRADEMARKS AND LICENSES-
    at cost less accumulated amortization        3,676          229

OTHER ASSETS                                     5,593        5,889

TOTAL                                          $97,562      $85,748

See notes to consolidated financial statements.

















                                               March 31   December 31,
                                                 1996        1995

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Borrowings under line of credit           $     30   $        44
    Trade accounts payable                       8,195         7,586
    Accrued expenses:
          Professional fees                      2,449         2,502
          Royalty payments                       9,380        13,397
          Employee related compensation          3,386         3,963
          Income taxes payable                   1,193         1,709
          Litigation settlements                 2,819         2,910
          Amounts due to affiliate              17,126
          Other                                  3,424         3,551
    Current portion of capitalized lease obliga    212           229

Total current liabilities                       48,214        35,891

DEFERRED RENT                                       62            80

CAPITALIZED LEASE OBLIGATIONS                      222           246

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common shares, without par value,
     200,000,000 shares authorized; 16,404,677 and
      16,688,931 shares issued, respectively    83,084        84,136
Additional paid-in capital                      13,906        13,906
Accumulated deficit                            (44,613)      (43,504)
Less cost of 244,143 and 532,243 common shares
   held in treasury, respectively                 (451)       (1,514)
Accumulated currency translation adjustment     (2,862)       (3,493)

Shareholders' equity                            49,064        49,531

TOTAL                                         $ 97,562   $    85,748

See notes to consolidated financial statements.

International Murex Technologies Corporation
Consolidated Statements of Operations

(In Thousands of U.S. Dollars, except per share data)

                                          Three Months Ended March 31,
                                             1996          1995

REVENUES:
   Product sales                            $26,023       $23,478

Total revenues                               26,023        23,478

COSTS AND EXPENSES:
   Cost of products sold                      9,853         6,773
   Research and development                   1,840         2,056
   General and administrative                 5,304         5,442
   Sales and marketing                        7,004         6,368
   Foreign exchange loss (gain)                   9          (365)
   Royalty expense                            1,967         1,972

Total costs and expenses                     25,977        22,246

Income From Operations                           46         1,232

Interest income                                  64           267
Interest (expense)                             (748)          (26)
Gain (loss) on asset disposals                                 18
Settlement of litigation                                   (3,123)
Equity in (loss) of investee                   (408)
Other income (expense)                           95           (34)
Income (loss) before income taxes              (951)       (1,666)

Income taxes                                    158           508

NET INCOME (LOSS)                        $   (1,109)   $   (2,174)

Net income (loss) per common share       $    (0.07)   $    (0.13)

Weighted average shares outstanding
 (in thousands                                16,160        16,569

See notes to consolidated financial statements.

International Murex Technologies Corporation
Consolidated Statements of Changes in Shareholders' Equity

(In Thousands of U.S. Dollars, except share data)

                                                  Additional
                                 Common Stock     Paid-In  Accumulated
                               Shares     Amount  Capital   Deficit

January 1, 1995              16,778,646  $84,082  $13,906  ($36,894)
Issued pursuant to employee
  stock purchase plan            17,375       54
Shares repurchased for treasury
Retirement of escrowed share   (107,144)
Issued in exchange for
  subsidiary shares                  54
Net (loss)                                                   (6,610)
Foreign currency translation
December 31, 1995            16,688,931  $84,136  $13,906  ($43,504)
Issued pursuant to employee
  stock purchase plan             3,846       11
Retirement of treasury share   (288,100)  (1,063)
Net (loss)                                                   (1,109)
Foreign currency translation
March 31, 1996               16,404,677  $83,084  $13,906  ($44,613)

                                         Accumulated
                                         Currency  Total
                              Treasury   TranslatiShareholders'
                               Shares    Adjustmen Equity

                                     (5) ($4,585) $56,504

                                                       54
                                 (1,509)           (1,509)



                                                   (6,610)
                                           1,092    1,092
                                 (1,514) ($3,493) $49,531

                                                       11
                                  1,063                 0
                                                   (1,109)
                                             631      631
                                   (451) ($2,862) $49,064

See notes to consolidated financial statements.

International Murex Technologies Corporation
Consolidated Statements of Cash Flows

(In Thousands of U.S. Dollars)

                                                   Three Months Ended
                                                        March 31,
                                                     1996        1995

Operating Activities:
Net income (loss)                                 $(1,109)       $(2,174)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                     1,437           503
   (Gain) loss on sale of property and equipment                     (18)
  Changes in working capital:
    Accounts receivable                              1,487        (1,558)
    Inventories                                       (895)       (1,725)
    Prepaid expenses and other assets                  199         1,357
    Trade accounts payable                             609         2,671
    Accrued expenses                                (5,370)        2,057

  Net cash (used in) operating activities           (3,642)        1,113

Investing Activities:
Additions to property and equipment                 (1,814)         (725)
Additions to patents and licenses                   (3,499)
Proceeds from sale of property and equipment           247            18

  Net cash (used in) investing activities           (5,066)         (707)

Financing Activities:
Increase (decrease) in borrowings under line of credit (14)
Reduction of other long-term liabilities               (70)          (98)
Proceeds from issuance of common shares                 11            17
Repurchase of shares for treasury                                   (788)

  Net cash (used in) financing activities              (73)         (869)

Effect of Exchange Rate Changes on Cash                631         1,088

Net Increase (Decrease) in Cash and Cash Equivalent (8,150)       (7,693)

Cash and Cash Equivalents at Beginning of Period    15,771        19,213

Cash and Cash Equivalents at End of Period         $ 7,621      $ 11,520


Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                              $748           $26
  Cash paid for income taxes                          $674          $593

International Murex Technologies Corporation
Consolidated Statements of Cash Flows (Continued)
(In Thousands of U.S. Dollars)




SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES


     During the quarter ended March 31, 1996, IMTC retired $1,063 of shares held in treasury.

     During the quarter ended March 31, 1996, a subsidiary of the Company, Specialist Diagnostics Limited ("SDL"), entered voluntary liquidation. Therefore, its financial statements were deconsolidated. This resulted in the recognition of a $17,416 amount due from affiliate, a $17,126 amount due to affiliate and a reduction of other assets of $290.

     Unpaid acquisition costs totalled $750 and $750 at March 31, 1996 and 1995, respectively.

     During the quarter ended March 31, 1995, the Company entered into capital lease obligations of approximately $53.

International Murex Technologies Corporation
Notes to Consolidated Financial Statements
(In Thousands of U.S. Dollars)



1.   Nature of The Company and Basis of Presentation:

     International Murex Technologies Corporation ("IMTC"), has many separately incorporated subsidiaries operating throughout the world under the Murex Diagnostics' name (the "Murex Group"). The Murex Group develops, manufactures and markets medical diagnostic products and provides medical services for the screening, diagnosis and monitoring of infectious diseases and other medical conditions. (IMTC and the Murex Group are collectively referred to herein for consolidated financial purposes only as the "Company".)

     The accompanying financial statements include IMTC and its wholly-owned, separately incorporated subsidiaries doing business in various territories generally under the name Murex Diagnostics; Murex Holdings Corporation ("MHC"), a Delaware corporation; MHC's majority owned subsidiary Murex Corporation ("Murex"), a Delaware corporation; and Murex's wholly owned subsidiaries. Subsequent to December 31, 1995, IMTC's United Kingdom ("UK") operating business was restructured into two companies, Murex Diagnostics Limited ("MDL") and Murex Biotech Limited ("MBL"). MDL subsequently changed its name to Specialist Diagnostics Limited ("SDL") (see Note 5) and entered voluntary liquidation. Co-liquidators have been appointed. IMTC, through its subsidiary MHC, purchased additional shares of Murex from Murex's minority shareholders from July 1993 through August 1995, bringing its total ownership percentage to greater than 95%. During August 1995, Murex was merged with MHC and MHC was merged with Murex Diagnostics, Inc. The previous minority interest's portion of Murex's continued losses in excess of their basis has not been recorded because management considers that it is not currently realizable.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.
     Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated December 31, 1995, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of results expected for an entire year.

2.   Inventories:

                                                    March 31, December 31,
                                                        1996        1995


     Raw materials and supplies . .                   $5,074      $4,842
     Work in process. . . . . . . .                    3,712       4,292
     Finished goods . . . . . . . .                    9,050       7,807

     Total inventories. . . . . . .                  $17,836     $16,941




3.   Contingencies:

  (a) Class Actions: Four class action lawsuits have been instituted on behalf of all persons who had purchased IMTC's securities between May 21, 1992 and August 19, 1992 against IMTC, two executive officers of IMTC, and Messrs. DeBartolo, Sr. (now deceased) and DeBartolo, Jr., in the Southern District of Texas, Houston Division. In January 1993, the class actions were voluntarily transferred to the United States District Court, Eastern District of New York. The complaints allege that the defendants omitted and/or misrepresented material facts about IMTC which resulted in artificially inflating the market price of IMTC's securities permitting, in part, Messrs. DeBartolo, Sr. and DeBartolo, Jr. to sell their IMTC securities in violation of the federal and Texas securities laws. One further action alleges violations of insider trading rules under the federal securities laws. The amounts of alleged damages are not specified. The defendants answered denying the allegations in the complaints. Discovery has been undertaken and the plaintiffs have moved for class certification, which move has been opposed by the defendants and the motion is pending. On May 2, 1995, IMTC announced an agreement among the parties to settle all outstanding claims for $5.4 million, a portion of which is to be paid by IMTC. The settlement agreement is subject to court approval, which IMTC anticipates will occur during 1996. Accordingly, IMTC has accrued costs related to this settlement, including its portion of the settlement payment, during the first quarter of 1995.

  (b) HCV Patent Infringement: The Murex Group's business utilizes newly developed technologies that include patents on processes and devices. These types of technologies are the focal point for the biotechnology industry. The ownership and patentability of such processes or devices has become increasingly complex, resulting in competitive claims of ownership within the industry.

          Several subsidiaries of the Murex Group are involved against Chiron Corporation ("Chiron") and Ortho Diagnostics, Inc. ("Ortho") in patent infringement litigation related to their hepatitis C (HCV) test in several countries. The UK action is against MDL. The UK High Court ruled against MDL and upheld the validity of Chiron's patent.
          However, the Chiron/Ortho license agreement violated a UK law prohibiting restricted supply arrangements in patent licenses and provided MDL a complete defense for patent infringement through October 1993. Chiron appealed this decision and a ruling upholding the defense related to the restricted supply arrangement was announced on November 2, 1995. However, the license between Chiron and Ortho's UK affiliate was found not to be a restricted supply arrangement. The Chiron/Ortho agreement was amended effective October 1993 to eliminate the restricted supply arrangement. The UK High Court has also ruled that MDL is responsible for a portion of Chiron/Ortho's legal cost, net of certain adjustments. In November 1994, the UK High Court issued an injunction against MDL terminating its right to manufacture and sell its HCV test in the UK. An appeal of the UK High Court ruling upholding the validity of the Chiron patent was held during October 1995, with a ruling announced on November 2, 1995. Chiron's HCV patent was found to be only partially valid. Chiron had sought to patent products that had "no relevance to the existence or otherwise of HCV" and had no industrial usefulness. For this reason the Appeal Court invalidated certain claims. Chiron subsequently re-amended their patent to remove the irrelevant items. On
          February 16, 1996 the UK High Court ruled that an interim cash security of $9.3 million be posted by MDL for its infringement of Chiron's patent. The interim cash security is not a final judgment of the infringement damages. The final damages amount may exceed or fall below the interim cash security and will be determined at a full damage inquiry scheduled for November 1996. During the first quarter of 1996, MDL was restructured, changed its name to SDL and entered voluntary liquidation. Co-liquidators have been appointed.

          Chiron has also brought suit against several other Murex Group subsidiaries. In Germany hearings were held and an injunction was granted in December 1994. Chiron also initiated an action that prevents the Belgium subsidiary from selling HCV tests effective from November 1994. Chiron sought an injunction against the Italian subsidiary prohibiting it from selling the HCV test. In April 1995, the Italian court denied Chiron's request for an injunction. In March 1994, the Australian subsidiary filed an action in an Australian Federal District Court to seek revocation of Chiron's Australian patent. Chiron has filed a countersuit and has been granted leave to file a Motion to join IMTC in these proceedings. IMTC is disputing Chiron's ability to join them in the matter. The main trial is currently scheduled to commence during June 1996.

          In February 1995, Chiron initiated a proceeding with The District Court of The Hague, in The Netherlands. During April 1995, the Court held a preliminary injunction hearing regarding the Murex Group's European subsidiaries' alleged infringement of Chiron's European patent based on their involvement in the production, marketing and distribution of the HCV test kits. The judgement was given on May 8, 1995 and imposed an injunction against the Murex Group in Holland, France and Spain which becomes effective if Chiron posts a bond. Sale of the Murex Serotyping HCV product is excluded from the injunction.

          Management has addressed the financial aspects of the HCV disputes, and has recorded provisions for estimates of possible future payments based on the best currently available information. There is a possibility that the ultimate resolution of this matter, which is expected to occur within one year, could result in a loss significantly in excess of the amount accrued.

  (c) United Kingdom Tax Disputes: During October 1995, Her Majesty's Customs and Excise Tax required MDL to pay approximately $900,000 in Value Added Tax ("VAT") related to its central cost allocation agreements with its subsidiaries. Management believes that this assessment is incorrect, has lodged an appeal and believes it has meritorious defenses against the assessment. Therefore, no provision for losses related to this matter have been recorded. During February 1996, a preliminary hearing was held and the judge ruled that this case must be heard by a UK Tribunal.

          During 1995, the UK Inland Revenue questioned the tax basis of inventory, accounts receivable and property, plant and equipment related to the 1992 purchase of assets from The Wellcome Foundation Limited ("Wellcome".) If Inland Revenue is successful in its argument, a tax charge of up to $4.2 million could arise. Management believes it has meritorious defenses against the claims of Inland Revenue and, therefore, has not recorded a provision for losses related to this matter.

  (d) Other Matters: In August 1992, Allen F. Campbell, as trustee for two trusts, instituted an action against IMTC, Murex, an executive officer of IMTC, Edward J. DeBartolo, Jr., and others in the District Court for Montgomery County, Texas. In January 1993, the Court transferred the action to the U.S. District Court, Northern District of Texas, and dismissed the other defendants from the proceedings. The plaintiffs sought substantial damages, and other relief, including rescission of certain transactions, based upon, among other charges, alleged subrogation rights to receive payments due under certain promissory notes payable by Murex to Edward J. DeBartolo, Jr., and alleged violations of state securities and corporation laws and common law fraud. A similar suit was filed in Gwinnett County, Georgia in June 1994. On March 24, 1995, the parties entered into a settlement agreement whereby Allen F. Campbell, et al, dismissed both actions with prejudice, released all parties and relinquished all shares of stock held in Murex in return for payments over four years. Reserves have been recorded for such payments.

          In November 1992, Deacon Barclays de Zoete Wedd Limited ("DBZW")filed a lawsuit in Ontario, Canada against IMTC alleging that IMTC has refused or neglected to pay a contractual fee to DBZW for its assistance in the 1992 purchase of the diagnostics division of Wellcome. The plaintiff sought payment of approximately $1 million plus expenses. IMTC has filed a statement of Defense and Counterclaim and discovery was completed. The matter was scheduled for trial during April 1996. On April 12, 1996 the parties agreed to settle all outstanding claims against one another in return for payment by IMTC of approximately $750,000 during 1996. This amount was accrued as a cost of the acquisition during 1992.

4.   Innogenetics Agreement

  During February 1996, Murex Diagnostics Corporation ("MDC") entered into an exclusive distribution, development and license agreement with Innogenetics N.V. ("Innogenetics") to develop and market gene probe products for the monitoring of patients and the classification of viral diseases. Under the terms of the agreement, MDC will pay $5.9 million during 1996 and $1.6 million during 1997 to Innogenetics for the rights to distribute Innogenetics' products for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. Also under this agreement, MDC shall fund agreed-upon research and development programs, beginning in 1998 and for each of the following 13 years under this Agreement, in an amount equal to 20% of the Murex Group's projected net sales of Innogenetics' products. MDC has begun negotiations with current Innogenetics' distributors to expedite the transfer of business.

5.   Restructuring, Renaming, and Voluntary Liquidation of Murex Diagnostics
     Limited

  During the first quarter of 1996, one of IMTC's UK subsidiaries, MDL was restructured to maximize tax and operational efficiencies. MDL retained the business encompassing the sale in the UK of all HCV products and the manufacturing of the HCV serotyping test. All other MDL business was sold to another of IMTC's UK subsidiaries, MBL. Subsequent to the restructuring, MDL was renamed SDL. SDL entered voluntary liquidation following the British High Court ruling that an interim cash security of $9.3 million be posted by SDL relating to its ongoing patent litigation with Chiron and Ortho (see Note 3 (b)). Co-liquidators have been appointed.


6. Reconciliation of Canadian and U.S. Generally Accepted Accounting Principles ("Canadian GAAP" and U.S. GAAP")

  There were no differences between Canadian GAAP and U.S. GAAP during the year ended December 31, 1995 and the quarter ended March 31, 1996.

International Murex Technologies Corporation
Form 10-Q for the Three Months Ended March 31, 1996
Part I - Financial Information



    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
               (Amounts expressed in U.S. Dollars)


                       FINANCIAL CONDITION

    During the three months ended March 31, 1996, IMTC and the Murex Group (collectively referred to herein for consolidated financial purposes only as the "Company"), earned income from operations and maintained positive working capital.

Litigation and Technology Disputes

    As discussed in the notes to the financial statements, IMTC and several of the Murex Group are currently involved in several lawsuits and technology patent issues, which are either being vigorously defended or are presently being settled.

    For more complete information on each of the actions described below refer to Note 3 of the Consolidated Financial Statements.

    Several subsidiaries of the Murex Group are involved against Chiron in patent infringement litigation related to their HCV test in several countries. On February 16, 1996 the UK High Court ruled that an interim cash security of $9.3 million be posted by MDL for its infringement of Chiron's patent. The interim cash security deposit is not a final judgment of the infringement damages. The final damages amount may exceed or fall below the interim cash security and and will be determined at a full damage enquiry scheduled for November 1996. During the first quarter of 1996, MDL was restructured, changed its name to SDL and entered voluntary liquidation. Co-liquidators have been appointed.

          Chiron has also brought suit agains several of the other Murex Group subsidiaries. In Germany, hearings were held and an injunction was granted in December 1994. Chiron also initiated an action that prevents the Belgium subsidiary from selling HCV tests effective from November 1994. Chiron sought an injunction against the Italian subsidiary prohibiting it from selling the HCV test. In April 1995, the Italian court denied Chiron's request for an injunction. In March 1994, the Australian subsidiary filed an action in an Australian Federal District Court to seek revocation of Chiron's Australian patent. Chiron has filed a countersuit and has been granted leave to file a Motion to join IMTC in these proceedings. IMTC is disputing Chiron's ability to join them in the matter. The main trial is currently scheduled to commence during June 1996.

    In February 1995, Chiron initiated a proceeding with The District Court of The Hague, in The Netherlands. During April 1995, the Court held a preliminary injunction hearing regarding the Murex Group's European subsidiaries' alleged infringement of Chiron's European patent based on their involvement in the production, marketing and distribution of the HCV test kits. The judgement was given on May 8, 1995 and imposed an injunction against the Murex Group subsidiaries in Holland, France and Spain which becomes effective if Chiron posts a bond. Sale of the Murex Serotyping HCV product is excluded from the injunction.

    A lawsuit involves class actions filed on behalf of IMTC shareholders. On May 2, 1995, IMTC announced an agreement among the parties to settle all outstanding claims for $5.4 million, a portion of which is to be paid by IMTC. This settlement agreement is subject to court approval, which IMTC anticipates will occur during 1996. Accordingly, IMTC has accrued costs related to this settlement, including its portion of the settlement payment, during the first quarter of 1995.

    One lawsuit involved Allen F. Campbell and related parties. On March 24, 1995, the parties entered into a settlement agreement whereby Allen F. Campbell, et al, dismissed both actions with prejudice and relinquished all shares of stock held in Murex in return for payments over four years.

    Another lawsuit involves a dispute between DBZW and IMTC alleging IMTC neglected to pay a contractual fee to DBZW. On April 12, 1996 the parties agreed to settle all outstanding claims against one another in return for payment by IMTC of approximately $750,000 during 1996. This amount was accrued as a cost of the acquisition during 1992.

    During October 1995, Her Majesty's Customs and Excise Tax required MDL to pay approximately $900,000 in Value Added Tax ("VAT") related to its central cost allocation agreements with its subsidiaries. Management believes that this assessment is incorrect, has lodged an appeal and believes it has meritorious defenses against the assessment. Therefore, no provision for losses related to this matter have been recorded. During February 1996, a preliminary hearing was held and the judge ruled that the case must be heard by a UK Tribunal.

    During 1995, UK Inland Revenue questioned the tax basis of inventory, accounts receivable and property, plant and equipment related to the 1992 purchase of assets from Wellcome. If Inland Revenue is successful in its argument, a tax charge of up to $4.2 million could arise. Management believes it has meritorious defenses against the claims of Inland Revenue and, therefore, has not recorded a provision for losses related to this matter.

    Management has addressed the financial aspects of all of these items, and has recorded provisions for estimates of possible future payments based on the best currently available information. However, it is possible that significant adjustments could be required upon the ultimate resolution of this matter. The extent of these adjustments, if any, cannot be determined at this time.

Liquidity and Capital Resources

    The Company has sufficient cash resources and adequate working capital to carry on its current business and meet existing capital requirements. The Company earned income from operations of $46,000 during the quarter ended March 31, 1996. Working capital totalled $30,666,000 at March 31, 1996.

    The Company's working capital and capital requirements will depend upon numerous factors, including future costs of the Murex Group for defending and/or settling the HCV related litigation, the results of research and development, the levels of resources devoted to the establishment and expansion of marketing and manufacturing, technological developments, and the timing and costs of obtaining approvals for new products. Depending on the outcome of these factors, the Company may need to raise additional funds in the future for use to fund acquisitions, complete products in development, and for general purposes. There are no assurances that such funds will be available on favorable terms, if at all.

    As discussed above, a subsidiary of IMTC, SDL, formerly MDL, entered voluntary liquidation in the first quarter of 1996 following a British High Court ruling that an interim cash security of $9.3 million be posted by MDL for infringement of Chiron Corporation's U.K. Hepatitis C (HCV) patent. The interim cash security, payable to Chiron Corporation and Ortho Diagnostics Systems is not a final judgment of the infringement damages. The final damage amount may exceed or fall below the interim cash security and will be determined at a full Damages Enquiry scheduled for November, 1996. As a result of the liquidation, SDL is no longer consolidated in the financial statements of IMTC. Therefore IMTC's interest in SDL is accounted for as an "equity investment" on the consolidated balance sheet and, accordingly, SDL's operating loss, primarily due to litigation costs, is reported as "equity in loss of investee" in the consolidated statements of operations.

    As discussed above, IMTC has agreed to settle the class action and Campbell litigations during the first quarter of 1995. These settlements will result in future payments of approximately $2,800,000.

    In November 1992, Deacon Barclays de Zoete Wedd Limited filed a lawsuit in Ontario, Canada against IMTC alleging that IMTC has refused or neglected to pay a contractual fee to Deacon Barclays de Zoete Wedd Limited for its assistance in the 1992 purchase of the diagnostics division of Wellcome. The plaintiff sought payment of approximately $1 million plus expenses. IMTC has filed a statement of Defense and Counterclaim and discovery was completed. The matter was scheduled for trial during April 1996. On April 12, 1996 the parties agreed to settle all outstanding claims against one another in return for payment by IMTC of approximately $750,000 during 1996. This amount was accrued for as a cost of the acquisition during 1992.

    During the first quarter of 1995, IMTC commenced a stock repurchase program to acquire up to 5% of its outstanding common shares. Pursuant to the program, IMTC purchased shares until January 1996 in the open market and through other transactions, subject to share availability at prices deemed appropriate. IMTC purchased 431,200 shares prior to the termination of this program.

    During February 1996, MDC entered into an exclusive distribution, development and license agreement with Innogenetics to develop and market gene probe products for the monitoring of patients and the classification of viral diseases. Under the terms of the agreement, MDC will pay $5.9 million during 1996 and $1.6 million during 1997 to Innogenetics for the rights to distribute Innogenetics' products for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. Also under this agreement, MDC shall fund agreed-upon research and development programs, beginning in 1998 and for each of the following 13 years under this agreement, in an amount equal to 20% of the Murex Group's projected net sales of Innogenetics' products.

    The Company anticipates that its current capital resources will enable it to maintain planned operations for the foreseeable future subject to management's ability to acquire new technologies and continue innovations to reduce the impact of the loss of certain HCV sales. The various subsidiaries in the Murex Group plan to continue to utilize their assets, the anticipated profitable financial results of operations and the proceeds from the MDC licensing agreement to provide access to additional working capital financing and to obtain equipment lease financing, as and when required. The United States and United Kingdom operating subsidiaries established working capital lines of credit in early 1995 for an aggregate $2.2 million borrowing capacity. The establishment of the local currency credit facilities in countries where IMTC subsidiaries operate will provide a natural foreign exchange rate fluctuation hedge by reducing the net asset investment in Pounds Sterling.

Management Outlook

    The Murex Group's litigation set-backs described above regarding HCV are significant to the Company's future. The key to growth is the ability to identify new needs in the marketplace, and to expeditiously meet these needs through access to appropriate innovations and technologies, and to rapidly incorporate them into the Murex Group's product line. However, there can be no assurance that Murex Group will successfully add a significant number of new products to its product line.

    The Innogenetics distribution, developing and licensing agreement discussed above gives the Murex Group access to the rapidly growing gene probe market for monitoring patients and the classification of viral diseases. The DNA probe technology provided by Digene Diagnostics under the 1993 and 1994 agreements is beginning to yield new products which may contribute to future growth as the Murex Group have certain distribution rights for these products. Recent Murex Group product innovations, such as SAM and ICE technologies should also contribute to future sales growth.

    In addition to relying on research and development and licensing of core technologies, management's operation strategy will focus on quality, customer service, reducing costs and improving cash flows to help offset reductions in HCV test sales.



Results of Operations

    Product sales for the quarter ended March 31, 1996 were $26,023,000 versus $23,478,000 for the comparable prior year quarter. The increase in product sales during the first quarter of 1996 was a result of the newly-acquired Innogenetics' product line, dramatic growth of sales in Eastern Europe and the acquisition of the Company's Canadian distributor.

    Gross profit on product sales for the quarter ended March 31, 1996 was 62.1%, as compared with 71.2% for 1995. Cost of products sold grew $3,080,000 because of increased use of direct distributors, especially for the newly-acquired Innogenetics' products, which caused an erosion of the Company's gross profit margin and increased product sales of purchased-in products which have lower gross profit margins. Margins will improve as the Innogenetics sales by direct distributors are replaced with direct Company sales which produce and support stronger margins.

    Total costs and expenses, excluding cost of products sold, of $16,124,000 for the quarter ended March 31, 1996 reflect a net increase of $651,000 over the quarter ended March 31, 1995. Sales and marketing expenses of $7,004,000 reflects a $636,000 increase over the first quarter of 1995. This increase was a result of increased presence by the Murex Group in the German, Eastern European, African, Middle Eastern and South American markets. Foreign exchange loss was $9,000 for the quarter ended March 31, 1996 versus a gain of $365,000 reported for the first quarter of 1995. The 1995 foreign exchange gain was a result of the weakening of the Italian Lira versus other European currencies. The Company's Italian subsidiary billed other European customers in their local currencies. As the Lira weakened against these currencies, the Italian subsidiary recognized a gain on its receivables from its European customers.

    The increase in interest expense from $26,000 for the quarter ended March 31, 1995 to $748,000 for the quarter ended March 31, 1996 was due to the factoring of Italian receivables to fund the agreement with Innogenetics. The equity in loss of investee represents SDL's net loss for the quarter ended March 31, 1996.

International Murex Technologies Corporation
Form 10-Q for the Three Months Ended March 31, 1996
Part II - Other Information




                    ITEM 1 - LEGAL PROCEEDINGS

    See Note 3 to the financial statements for information regarding current legal proceedings.




            ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


1.   Exhibits

  Exhibit 11   Statement Regarding Computation of Per Share Earnings

2.   Reports on Form 8-K

  Current Report on Form 8-K dated February 22, 1996 announcing the voluntary liquidation of a subsidiary of IMTC.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
                         (Registrant)


Date:   May 9, 1996         By:   /s/ C. Robert Cusick
                                  Vice Chairman
                                  and Chief Financial Officer



Date:   May 9, 1996         By:   /s/ Jill A. Gilmer
                                  Secretary