Form 10-Q
period 1996-06-30
INTERNATIONAL MUREX TECHNOLOGIES CORP
filed 1996-08-13
CIK 864964

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

       [X] Quarterly Report Pursuant to Section 13 or 12(g)
              of the Securities Exchange Act of 1934
           For the Quarterly Period Ended June 30, 1996

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

          Yes    X   No

The number of common shares outstanding as of August 9, 1996 was 16,168,675, excluding treasury shares.


                           Page 1 of 20
                   Exhibits begin on Page ____



         INTERNATIONAL MUREX TECHNOLOGIES CORPORATION


                  Quarterly Report on Form 10-Q
              For the Six Months Ended June 30, 1996

                        Table of Contents

Item                                                              Page
Number    PART I -- FINANCIAL INFORMATION                       Number

   1 Financial Statements

          Consolidated Balance Sheets at
               June 30, 1996 and December 31, 1995                   3

          Consolidated Statements of Operations
               for the Three and Six Months Ended
               June 30, 1996 and 1995                                5

          Consolidated Statement of Changes in
               Shareholders' Equity for the
               Period January 1, 1995 to June 30, 1996               6

          Consolidated Statements of Cash Flows
               for the Six Months Ended
               June 30, 1996 and 1995                                7

          Notes to Consolidated Financial Statements                 9

     2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       14

          PART II -- OTHER INFORMATION

     1    Legal Proceedings                                         19

     6    Exhibits and Reports on Form 8-K                          19


          SIGNATURES                                                20


International Murex Technologies Corporation
Consolidated Balance Sheets

(In Thousands of U. S. Dollars)

                                               June 30,   December 31,
                                                 1996        1995


ASSETS

CURRENT ASSETS
    Cash and cash equivalents                 $  9,321     $  15,771
    Accounts receivable, net of allowance
     for doubtful accounts of $3,364
     and $3,410, respectively                   32,656        34,836
    Inventories                                 19,135        16,941
    Amounts due from affiliate                  16,737
    Prepaid and other                            2,564         2,851

Total current assets                            80,413        70,399

PROPERTY, PLANT AND EQUIPMENT-
    at cost less accumulated depreciation
    and amortization                             9,079         9,231

PATENTS, TRADEMARKS AND LICENSES-
    at cost less accumulated amortization        4,450           229

OTHER ASSETS                                     5,607         5,889

TOTAL                                         $ 99,549     $  85,748

See notes to consolidated financial statements.






                                               June 30,   December 31,
                                                 1996        1995
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Borrowings under line of credit           $     21       $    44
    Trade accounts payable                       9,106         7,586
    Accrued expenses:
          Professional fees                      1,343         2,502
          Royalty payments                       9,543        13,397
          Employee related compensation          3,677         3,963
          Income taxes payable                   1,255         1,709
          Litigation settlements                 3,202         2,910
          Amounts due to affiliate              18,146
          Other                                  3,886         3,551
    Current portion of capitalized
     lease obligations                             183           229
Total current liabilities                       50,362        35,891

DEFERRED RENT                                       88            80

CAPITALIZED LEASE OBLIGATIONS                      192           246


SHAREHOLDERS' EQUITY
Common shares, without par value,
     200,000,000 shares authorized;
     16,267,114 and 16,688,931 shares
     issued, respectively                       82,654        84,136
Additional paid-in capital                      13,906        13,906
Accumulated deficit                            (44,787)      (43,504)
Less cost of 101,043 and 532,243
     common shares held in treasury,
     respectively                                                              (5)       (1,514)
Accumulated currency translation adjustment     (2,861)       (3,493)

Shareholders' equity                            48,907        49,531

TOTAL                                         $ 99,549      $ 85,748

See notes to consolidated financial statements.





International Murex Technologies Corporation
Consolidated Statements of Operations

(In Thousands of U.S. Dollars, except per share data)

                                Three Months            Six Months
                                Ended June 30,         Ended June 30,
                               1996        1995       1996       1995
REVENUES:
   Product sales            $24,351     $24,045    $50,374    $47,523

Total revenues               24,351      24,045     50,374     47,523

COSTS AND EXPENSES:
   Cost of products sold      8,502       8,078     18,355     14,851
   Research and development   1,574       1,918      3,414      3,974
   General and administrative 5,001       5,862     10,305     11,304
   Sales and marketing        7,724       6,880     14,728     13,248
   Foreign exchange loss(gain)  715        (417)       724       (782)
   Royalty expense              825       2,411      2,792      4,383

Total costs and expenses     24,341      24,732     50,318     46,978

Income From Operations           10        (687)        56        545

Interest income                 245         263        309        530
Interest expense               (218)        (37)      (966)       (63)
Gain on asset disposals           4          24          4         42
Settlement of litigation                                       (3,123)
Equity in loss of investee      (79)                  (487)
Other income (expense)            9        (109)       104       (143)

Loss before income taxes        (29)       (546)      (980)    (2,212)

Income taxes                    145         463        303        971

NET LOSS                     $ (174)    $(1,009)   $(1,283)   $(3,183)

Net loss per common share    $(0.01)    $(0.06)    $ (0.08)   $ (0.19)

Weighted average shares
   outstanding (in thousands)16,165      16,483     16,162     16,569

See notes to consolidated financial statements.

International Murex Technologies Corporation
Consolidated Statement of Changes in Shareholders' Equity

(In Thousands of U.S. Dollars, except share data)

                                                        Additional
                                    Common Stock          Paid-In
                                 Shares       Amount      Capital
January 1, 1995              16,778,646      $84,082      $13,906
Issued pursuant to employee
  stock purchase plan            17,375           54
Shares repurchased for treasury
Retirement of escrowed share   (107,144)
Issued in exchange for
  subsidiary shares                  54
Net (loss)
Foreign currency translation
December 31, 1995            16,688,931       84,136       13,906
Issued pursuant to employee
  stock purchase plan             9,383           27
Retirement of treasury share   (431,200)      (1,509)
Net (loss)
Foreign currency translation
June 30, 1996                16,267,114      $82,654      $13,906

                                                      Accumulated
                                                        Currency
                            Accumulated    Treasury   Translation
                              Deficit       Shares     Adjustment

                              ($36,894)        ($5)     ($4,585)


                                            (1,509)



                                (6,610)
                                                          1,092
                               (43,504)     (1,514)      (3,493)


                                             1,509
                                (1,283)
                                                            632
                              ($44,787)       ($5)     ($2,861)




                               Total
                            Shareholders'
                               Equity

                            $49,431,114

                             32,572,976
                                 (1,509)



                                 (6,610)
                                  1,092
                             81,997,063

                                 85,064

                                 88,055
                                 88,687
                            $82,258,869

See notes to consolidated financial statements.

International Murex Technologies Corporation
Consolidated Statements of Cash Flows

(In Thousands of U.S. Dollars)

                                                Six Months Ended June 30,
                                                    1996        1995
Operating Activities:
Net loss                                         $(1,283)    $(3,183)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                   2,118       2,109
   Gain on sale of property and equipment             (4)        (42)
  Changes in working capital:
    Accounts receivable                            2,180      (2,793)
    Inventories                                   (2,194)       (685)
    Prepaid expenses and other assets              1,978       1,128
    Trade accounts payable                         1,520        (435)
    Accrued expenses                              (5,115)      4,355

  Net cash provided by (used in) operating
   activitiES                                       (800)        454

Investing Activities:
Additions to property and equipment               (1,839)     (2,543)
Additions to patents and licenses                 (4,374)       (103)
Proceeds from sale of property and equipment          30          57

  Net cash (used in) investing activities         (6,183)     (2,589)

Financing Activities:
Increase in borrowings under line of credit                       20
Reduction of other long-term liabilities            (126)       (169)
Proceeds from issuance of common shares               27          34
Repurchase of shares for treasury                               (889)

  Net cash (used in) financing activities            (99)     (1,004)

Effect of Exchange Rate Changes on Cash              632       1,180

Net (Decrease) in Cash and Cash Equivalents       (6,450)     (1,959)

Cash and Cash Equivalents at Beginning of Period  15,771      19,213

Cash and Cash Equivalents at End of Period       $ 9,321    $ 17,254


Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                            $309        $524
  Cash paid for income taxes                        $757        $296

International Murex Technologies Corporation
Consolidated Statements of Cash Flows (Continued)
(In Thousands of U.S. Dollars)




SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES


     During the six months ended June 30, 1996, IMTC retired $1,509 of shares held in treasury.

     During the six months ended June 30, 1996, a subsidiary of the Company, Specialist Diagnostics Limited ("SDL"), entered voluntary liquidation. Therefore, its financial statements were deconsolidated. This resulted in the recognition of a $16,737 amount due from affiliate, a $18,146 amount due to affiliate and a reduction of other assets of $1,409.

     Unpaid acquisition costs totaled $385 and $750 at June 30, 1996 and 1995, respectively.

     During the six months ended June 30, 1995, the Company entered into capital lease obligations of approximately $53.

International Murex Technologies Corporation
Notes to Consolidated Financial Statements
(In Thousands of U.S. Dollars)



1.   Nature of The Company and Basis of Presentation:

     International Murex Technologies Corporation ("IMTC") has many separately incorporated subsidiaries operating throughout the world generally under the name Murex Diagnostics (the "Murex Group"). The Murex Group develops, manufactures and markets medical diagnostic products and provides medical services for the screening, diagnosis and monitoring of infectious diseases and other medical conditions. (IMTC and the Murex Group are collectively referred to herein for consolidated financial purposes only as the "Company".)

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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.
     Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated December 31, 1995, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of results expected for an entire year.

2.   Inventories:

                                                      June 30,  December 31,
                                                         1996          1995
     Raw materials and supplies . .                   $5,319         $4,842
     Work in process. . . . . . . .                    3,920          4,292
     Finished goods . . . . . . . .                    9,896          7,807

     Total inventories. . . . . . .                  $19,135        $16,941

3.   Contingencies:

  (a) HCV Patent Infringement: The Murex Group's business utilizes newly developed technologies that include patents on processes and devices. These types of technologies are the focal point for the biotechnology industry. The ownership and patentability of such processes or devices has become increasingly complex, resulting in competitive claims of ownership within the industry.

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

          Chiron has also brought suit against several other Murex Group subsidiaries. In Germany hearings were held and an injunction was granted in December 1994. Chiron also initiated an action that prevents the Belgium subsidiary from selling HCV tests effective from November 1994. Chiron sought an injunction against the Italian subsidiary prohibiting it from selling the HCV test. In April 1995, the Italian court denied Chiron's request for an injunction. In March 1994, the Australian subsidiary filed an action in an Australian Federal District Court to seek revocation of Chiron's Australian patent. Chiron has filed a countersuit and has been granted leave to file a Motion to join IMTC in these proceedings. IMTC is disputing Chiron's ability to join them in the matter. The main trial commenced during June 1996 and is likely to continue into late August 1996. Management anticipates a ruling in or before the fourth quarter of 1996.

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

  (b)     Abbott Patent Infringement:   On July 2, 1996, MDC filed a patent
          infringement suit against Abbott Laboratories. The action, filed in the Northern District Court of Georgia, seeks injunctive relief against Abbott and damages for infringement of a patent held by MDC for a particle bound binding component immunoassay. The suit alleges that two Abbott systems, the Abbott IMx Immunoassay and the Abbott AxSYM System, infringe one or more claims of the patent.

  (c) United Kingdom Tax Disputes: During October 1995, Her Majesty's Customs and Excise Tax required MDL to pay approximately $900,000 in Value Added Tax ("VAT") related to its central cost allocation agreements with its subsidiaries. Management believed this assessment was incorrect and lodged an appeal. During February 1996, a preliminary hearing was held and the judge ruled that this case must be heard by a UK Tribunal. In July 1996, the UK Tribunal ruled in the Company's favor and this assessment has been withdrawn. In addition to receiving a refund of the $900,000 assessment, the Company is entitled to compound interest and expenses related to defending its position.

          During 1995, the UK Inland Revenue questioned the tax basis of inventory, accounts receivable and property, plant and equipment related to the 1992 purchase of assets from The Wellcome Foundation Limited ("Wellcome".) If the Inland Revenue is successful in its argument, a tax charge of up to $4.2 million could arise. Management believes it has meritorious defenses against the claims of the Inland Revenue and, therefore, has not recorded a provision for losses related to this matter.

  (d) Class Actions: Four class action lawsuits were instituted on behalf of all persons who had purchased IMTC's securities between May 21, 1992 and August 19, 1992 against IMTC, two executive officers of IMTC, and Messrs. DeBartolo, Sr. (now deceased) and DeBartolo, Jr., in the Southern District of Texas, Houston Division. In January 1993, the class actions were voluntarily transferred to the United States District Court, Eastern District of New York. The complaints alleged that the defendants omitted and/or misrepresented material facts about IMTC which resulted in artificially inflating the market price of IMTC's securities permitting, in part, Messrs. DeBartolo, Sr. and DeBartolo, Jr. to sell their IMTC securities in violation of the federal and Texas securities laws. One further action alleged violations of insider trading rules under the federal securities laws. The defendants answered denying the allegations in the complaints. On May 2, 1995, IMTC announced an agreement among the parties to settle all outstanding claims for $5.4 million, a portion of which is to be paid by IMTC. The settlement agreement was preliminarily approved by the court in June 1996, with the final hearing scheduled for November 1996. Accordingly, IMTC has accrued costs related to this settlement, including its portion of the settlement payment.

  (e) Other Matters: In August 1992, Allen F. Campbell, as trustee for two trusts, instituted an action against IMTC, Murex, an executive officer of IMTC, Edward J. DeBartolo, Jr., and others in the District Court for Montgomery County, Texas. In January 1993, the Court transferred the action to the U.S. District Court, Northern District of Texas, and dismissed the other defendants from the proceedings. The plaintiffs sought substantial damages, and other relief, including rescission of certain transactions, based upon, among other charges, alleged subrogation rights to receive payments due under certain promissory notes payable by Murex to Edward J. DeBartolo, Jr., and alleged violations of state securities and corporation laws and common law fraud. A similar suit was filed in Gwinnett County, Georgia in June 1994. On March 24, 1995, the parties entered into a settlement agreement whereby Allen F. Campbell, et al, dismissed both actions with prejudice, released all parties and relinquished all shares of stock held in Murex in return for payments over four years. Reserves have been recorded for such payments.

          In November 1992, Deacon Barclays de Zoete Wedd Limited ("DBZW")filed a lawsuit in Ontario, Canada against IMTC alleging that IMTC has refused or neglected to pay a contractual fee to DBZW for its assistance in the 1992 purchase of the diagnostics division of Wellcome. The plaintiff sought payment of approximately $1 million plus expenses. On April 12, 1996 the parties agreed to settle all outstanding claims against one another in return for payment by IMTC of approximately $750,000 during 1996. At June 30, 1996, $385,000 remained accrued for payment. The $750,000 amount was accrued as a cost of the acquisition during 1992.

4.   Innogenetics Agreement

     During February 1996, Murex Diagnostics Corporation ("MDC") entered into an exclusive distribution, development and license agreement with Innogenetics N.V. ("Innogenetics") to develop and market gene probe products for the monitoring of patients and the identification of viral and bacterial mutations and species. Under the terms of the agreement, MDC will pay $5.9 million during 1996 and $1.6 million during 1997 to Innogenetics for the rights to distribute certain Innogenetics' products for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. Also under this agreement, MDC shall fund agreed-upon research and development programs, beginning in 1998 and for each of the following 13 years under this Agreement, in an amount equal to 20% of the Murex Group's projected net sales of Innogenetics' products. MDC is negotiating with current Innogenetics' distributors to expedite the transfer of business.

5.   Restructuring, Renaming, and Voluntary Liquidation of Murex Diagnostics
     Limited

     During the first quarter of 1996, one of IMTC's UK subsidiaries, MDL was restructured to maximize tax and operational efficiencies. MDL retained the business encompassing the sale in the UK of all HCV products and the manufacturing of the HCV serotyping test. All other MDL business was sold to another of IMTC's UK subsidiaries, MBL. Subsequent to the restructuring, MDL was renamed SDL. SDL entered voluntary liquidation following the British High Court ruling that an interim cash security of $9.3 million be posted by SDL relating to its ongoing patent litigation with Chiron and Ortho (see Note 3 (a)). Co-liquidators have been appointed.

6. Reconciliation of Canadian and U.S. Generally Accepted Accounting Principles ("Canadian GAAP" and U.S. GAAP")

     There were no differences between Canadian GAAP and U.S. GAAP during the year ended December 31, 1995 and the quarter and six months ended June 30, 1996.

International Murex Technologies Corporation
Form 10-Q for the Six Months Ended June 30, 1996
Part I - Financial Information



    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
               (Amounts expressed in U.S. Dollars)


                       FINANCIAL CONDITION

    During the three and six months ended June 30, 1996, IMTC and the Murex Group (collectively referred to herein for consolidated financial purposes only as the "Company"), earned income from operations and maintained positive working capital.

Litigation and Technology Disputes

    As discussed in the notes to the financial statements, IMTC and several of the Murex Group are currently involved in several lawsuits and technology patent issues, which are either being vigorously pursued or defended, as the case may be, or are presently being settled.

    For more complete information on each of the actions described below refer to Note 3 of the Consolidated Financial Statements.

    Several subsidiaries of the Murex Group are involved against Chiron in patent infringement litigation related to their HCV test in several countries. On February 16, 1996 the UK High Court ruled that an interim cash security of $9.3 million be posted by MDL for its infringement of Chiron's patent. The interim cash security deposit is not a final judgment of the infringement damages. The final damages amount may exceed or fall below the interim cash security and will be determined at a full damage enquiry scheduled for November 1996. During the first quarter of 1996, MDL was restructured, changed its name to SDL and entered voluntary liquidation. Co-liquidators have been appointed.

    Chiron has also brought suit against several of the other Murex Group subsidiaries. In Germany, hearings were held and an injunction was granted in December 1994. Chiron also initiated an action that prevents the Belgium subsidiary from selling HCV tests effective from November 1994. Chiron sought an injunction against the Italian subsidiary prohibiting it from selling the HCV test. In April 1995, the Italian court denied Chiron's request for an injunction. In March 1994, the Australian subsidiary filed an action in an Australian Federal District Court to seek revocation of Chiron's Australian patent. Chiron has filed a countersuit and has been granted leave to file a Motion to join IMTC in these proceedings. IMTC is disputing Chiron's ability to join them in the matter. The main trial commenced in June 1996 and is likely to continue into late August 1996. Management anticipates a ruling in or before the fourth quarter of 1996.

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

    On July 2, 1996, Murex Diagnostics Corporation ("MDC"), a subsidiary of the Company, filed a patent infringement suit against Abbott Laboratories. The action, filed in the Northern District Court of Georgia, seeks injunctive relief against Abbott and damages for infringement of a patent held by MDC for a particle bound binding component immunoassay. The suit alleges that two Abbott systems, the Abbott IMx Immunoassay and the Abbott AxSYM System, infringe one or more claims of the patent.

    A lawsuit involved class actions filed on behalf of IMTC shareholders. On May 2, 1995, IMTC announced an agreement among the parties to settle all outstanding claims for $5.4 million, a portion of which is to be paid by IMTC. This settlement agreement was preliminarily approved by the court in June 1996, with the final hearing scheduled for November 1996. Accordingly, IMTC has accrued costs related to this settlement, including its portion of the settlement payment.

    One lawsuit involved Allen F. Campbell and related parties. On March 24, 1995, the parties entered into a settlement agreement whereby Allen F. Campbell, et al, dismissed both actions with prejudice and relinquished all shares of stock held in Murex in return for payments over four years.

    Another lawsuit involves a dispute between Deacon Barclays de Zoete Wedd Limited ("DBZW") and IMTC alleging IMTC neglected to pay a contractual fee to DBZW. On April 12, 1996 the parties agreed to settle all outstanding claims against one another in return for payment by IMTC of approximately $750,000 during 1996. This amount was accrued as a cost of the acquisition of the diagnostics' division of Wellcome during 1992.

    During October 1995, Her Majesty's Customs and Excise Tax required MDL to pay approximately $900,000 in Value Added Tax ("VAT") related to its central cost allocation agreements with its subsidiaries. Management believed this assessment incorrect, and lodged an appeal. Therefore, no provision for losses related to this matter have been recorded. During February 1996, a preliminary hearing was held and the judge ruled that the case must be heard by a UK Tribunal. In July 1996, the UK Tribunal ruled in the Company's favor and this assessment has been withdrawn. In addition to receiving a refund of the $900,000 assessment, the Company is entitled to compound interest and expenses related to defending its position.

    During 1995, the UK Inland Revenue questioned the tax basis of inventory, accounts receivable and property, plant and equipment related to the 1992 purchase of assets from Wellcome. If the Inland Revenue is successful in its argument, a tax charge of up to $4.2 million could arise. Management believes it has meritorious defenses against the claims of the Inland Revenue and, therefore, has not recorded a provision for losses related to this matter.

    Management has addressed the financial aspects of all of these items, and has recorded provisions for estimates of possible future payments based on the best currently available information. However, it is possible that significant adjustments could be required upon the ultimate resolution of this matter. The extent of these adjustments, if any, cannot be determined at this time.

Liquidity and Capital Resources

    The Company has sufficient cash resources and adequate working capital to carry on its current business and meet existing capital requirements. The Company earned income from operations during the quarter and six months ended June 30, 1996. Working capital totaled $30,051,000 at June 30, 1996.

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

    As discussed above, a subsidiary of IMTC, SDL, formerly MDL, entered voluntary liquidation in the first quarter of 1996 following a British High Court ruling that an interim cash security of $9.3 million be posted by MDL for infringement of Chiron Corporation's U.K. Hepatitis C (HCV) patent. The interim cash security, payable to Chiron Corporation and Ortho Diagnostics Systems, is not a final judgment of the infringement damages. The final damage amount may exceed or fall below the interim cash security and will be determined at a full Damages Enquiry scheduled for November, 1996. As a result of the liquidation, SDL is no longer consolidated in the financial statements of IMTC. Therefore IMTC's interest in SDL is accounted for as an "equity investment" on the consolidated balance sheet and, accordingly, SDL's operating loss, primarily due to litigation costs, is reported as "equity in loss of investee" in the consolidated statements of operations.

    As discussed above, IMTC has agreed to settle the class action and Campbell litigations during the first quarter of 1995. These settlements will result in future payments of approximately $2,800,000, which amounts have been accrued.

    In November 1992, Deacon Barclays de Zoete Wedd Limited filed a lawsuit in Ontario, Canada against IMTC alleging that IMTC has refused or neglected to pay a contractual fee to Deacon Barclays de Zoete Wedd Limited for its assistance in the 1992 purchase of the diagnostics division of Wellcome. On April 12, 1996 the parties agreed to settle all outstanding claims against one another in return for payment by IMTC of approximately $750,000 during 1996. At June 30, 1996, $385,000 was accrued for payment. The $750,000 was accrued for as a cost of the acquisition during 1992.

    During the first quarter of 1995, IMTC commenced a stock repurchase program to acquire up to 5% of its outstanding common shares. Pursuant to the program, IMTC purchased shares until January 1996 in the open market and through other transactions, subject to share availability at prices deemed appropriate. IMTC purchased 431,200 shares prior to the termination of this program.

    During February 1996, MDC entered into an exclusive distribution, development and license agreement with Innogenetics to develop and market gene probe products for the monitoring of patients and the identification of viral and bacterial mutations and species. Under the terms of the agreement, MDC will pay $5.9 million during 1996 and $1.6 million during 1997 to Innogenetics for the rights to distribute certain Innogenetics' products for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. Also under this agreement, MDC shall fund agreed-upon research and development programs, beginning in 1998 and for each of the following 13 years under this agreement, in an amount equal to 20% of the Murex Group's projected net sales of Innogenetics' products.

    The Company anticipates that its current capital resources will enable it to maintain planned operations for the foreseeable future subject to management's ability to acquire new technologies and continue innovations to reduce the impact of the loss of certain HCV sales. The various subsidiaries in the Murex Group plan to continue to utilize their assets, the anticipated profitable financial results of operations and the proceeds from the 1994 MDC licensing agreement to provide access to additional working capital financing and to obtain equipment lease financing, as and when required. The United States operating subsidiary established a $1 million working capital line of credit in early 1995. The establishment of the local currency credit facilities in countries where IMTC subsidiaries operate will provide a natural foreign exchange rate fluctuation hedge by reducing the net asset investment in Pounds Sterling.

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

    The Innogenetics distribution, development and licensing agreement discussed above gives the Murex Group access to the rapidly growing gene probe market for monitoring patients and the identification of viral and bacterial mutations and species. The DNA probe technology provided by Digene under the 1993 and 1994 agreements has yielded a new CMV product which may contribute to future earnings. Recent Murex Group product innovations, such as SAM(TM) and ICE(TM) technologies should also contribute to future sales growth.

    In addition to relying on research and development and licensing of core technologies, management's operation strategy will focus on quality, customer service, reducing costs and improving cash flows to help offset reductions in HCV test sales.


Results of Operations

    Product sales for the quarter and six months ended June 30, 1996 were $24,351,000 and $50,374,000 versus $24,045,000 and $47,523,000 for the comparable prior year periods. The increase in product sales during the first six months of 1996 was a result of the newly-acquired Innogenetics' product line, growth of sales in Eastern Europe and the acquisition of the Company's Canadian distributor. These increases were partially offset by unfavorable foreign exchange rates.

    Gross profit on product sales for the six months ended June 30, 1996 was 63.6%, as compared with 68.7% for 1995. Cost of products sold grew $3,504,000 because of increased sales, increased use of direct distributors, especially for the newly-acquired Innogenetics' products, which caused an erosion of the Company's gross profit margin and increased product sales of purchased-in products which have lower gross profit margins. Margins will improve as the Innogenetics sales by direct distributors are replaced with direct Company sales which produce stronger margins.

    Total costs and expenses, excluding cost of products sold, of $15,839,000 and $31,963,000 for the quarter and six months ended June 30, 1996, respectively reflect net decrease of $815,000 and $164,000 over the quarter and six months ended June 30, 1995. General and administrative expenses have decreased $861,000 and $999,000 from the quarter and six months ended June 30, 1995, respectively, to $5,001,000 and $10,305,000 for the corresponding 1996 periods. These decreases are due to diminishing legal expenses associated with the Company's HCV patent litigation. Sales and marketing expenses of $7,724,000 and $14,728,000 reflect increases of $844,000 and $1,480,000 over the second quarter and first six months of 1995. This increase was a result of increased presence by the Murex Group in the German, Eastern European, African, Middle Eastern and South American markets. Furthermore, the Company is preparing to launch several new products, including a test for HIV reverse transcription mutations. Foreign exchange loss was $715,000 and $724,000 for the quarter and six months ended June 30, 1996, respectively, versus gains of $417,000 and $782,000 reported for the comparable prior year periods. The 1996 foreign exchange losses were caused predominately by the strengthening of the British pound in relation to United States' and German currencies as well as the weakening of the South African rand. The 1995 foreign exchange gain was a result of the weakening of the Italian Lira versus other European currencies. The Company's Italian subsidiary billed other European customers in their local currencies. As the Lira weakened against these currencies, the Italian subsidiary recognized a gain on its receivables from its European customers.

    Interest expense increased $181,000 and $903,000 from the second quarter and first six months of 1995 to $218,000 and $966,000 for the quarter and six months ended June 30, 1996, respectively, due to the factoring of Italian receivables to fund the agreement with Innogenetics. The equity in loss of investee represents SDL's net loss for the quarter and six months ended June 30, 1996.

International Murex Technologies Corporation
Form 10-Q for the Six Months Ended June 30, 1996
Part II - Other Information




                    ITEM 1 - LEGAL PROCEEDINGS

    See Note 3 to the financial statements for information regarding current legal proceedings.




            ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


1.   Exhibits

  Exhibit 11   Statement Regarding Computation of Per Share Earnings

2.   Reports on Form 8-K

  None

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
                         (Registrant)


Date:   August 13, 1996            By:   /s/ C. Robert Cusick
                                   C. Robert Cusick, Vice Chairman
                                   and Chief Financial Officer



Date:    August 13, 1996           By:   /s/ Jill A. Gilmer
                                   Jill A. Gilmer, Secretary