Form 10-Q
period 1996-09-30
INTERNATIONAL MUREX TECHNOLOGIES CORP
filed 1996-11-14
CIK 864964

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or 12(g)
                        of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended September 30, 1996

                                          OR

                [ ] Transition Report Pursuant to Section 13 or 12(g)
                        of the Securities Exchange Act of 1934
                    For the Transition Period from _____ to _____

                            Commission File Number 0-26144


                     International Murex Technologies Corporation
    --------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Province of British Columbia, Canada                       N/A
     ----------------------------------------------          ------------------
           (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                    Identification No.)


     650 Woodlawn Road West, Guelph, Ontario, Canada               N1K 1B8
     --------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)


     Registrant's telephone number, including area code     519-836-8440
                                                       ------------------------

     3075 Northwoods Circle, Norcross, Georgia USA            30071
     --------------------------------------------------------------------------
     (Former address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X   No
                  -------   --------
     The number of common shares outstanding as of November 12, 1996 was 16,280,196 excluding treasury shares.

                     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION


                            Quarterly Report on Form 10-Q
                     For the Nine Months Ended September 30, 1996

                                  Table of Contents
                                  -----------------

     Item                                                                Page
     Number    PART I -- FINANCIAL INFORMATION                         Number
     ------                                                            ------

        1 Financial Statements

               Consolidated Balance Sheets at
                    September 30, 1996 and December 31, 1995                3

               Consolidated Statements of Operations
                    for the Three and Nine Months Ended
                    September 30, 1996 and 1995                             5

               Consolidated Statement of Changes in
                    Shareholders' Equity for the
                    Period January 1, 1995 to September 30, 1996            6

               Consolidated Statements of Cash Flows
                    for the Nine Months Ended
                    September 30, 1996 and 1995                             7

               Notes to Consolidated Financial Statements                   9

          2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         14

               PART II -- OTHER INFORMATION

          1    Legal Proceedings                                           18

          6    Exhibits and Reports on Form 8-K                            18


               SIGNATURES                                                  19

INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands of U. S. Dollars)
                                               September 30,   December 31,
                                               ----------------------------
                                                   1996           1995
---------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                 $     7,774   $    15,771
    Accounts receivable, net of allowance
     for doubtful accounts of $2,847
     and $3,410, respectively                      32,640        34,836
    Inventories                                    20,498        16,941
    Amounts due from affiliate                      3,600
    Prepaid and other                               2,247         2,851
                                              -----------------------------
Total current assets                               66,759        70,399
---------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT-
    at cost less accumulated depreciation
    and amortization                                9,718         9,231

PATENTS, TRADEMARKS AND LICENSES-
    at cost less accumulated amortization           5,114           229

OTHER ASSETS                                        3,007         5,889
                                              ----------------------------

TOTAL                                         $    84,598   $    85,748
==========================================================================

See notes to consolidated financial statements.

                                               September 30,    December 31,
                                             -------------------------------
                                                  1996            1995
----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Borrowings under line of credit           $        10   $        44
    Trade accounts payable                         10,356         7,586
    Accrued expenses:
          Professional fees                         3,640         2,502
          Royalty payments                          3,006        13,397
          Employee related compensation             5,984         3,963
          Income taxes payable                      1,313         1,709
          Litigation settlements                    4,816         2,910
          Accrued restructuring                     2,100
          Other                                     4,297         3,551
    Current portion of capitalized lease
     obligations                                      164           229
                                              ------------------------------
Total current liabilities                          35,686        35,891
----------------------------------------------------------------------------

DEFERRED RENT                                         130            80

CAPITALIZED LEASE OBLIGATIONS                         154           246


SHAREHOLDERS' EQUITY
Common shares, without par value,
     200,000,000 shares authorized; 16,270,662 and
      16,688,931 shares issued, respectively       82,668        84,136
Additional paid-in capital                         13,906        13,906
Accumulated deficit                               (43,495)      (43,504)
Less cost of 101,043 and 532,243 common shares
   held in treasury, respectively                      (5)       (1,514)
Accumulated currency translation adjustment        (4,446)       (3,493)
                                              ------------------------------
Shareholders' equity                               48,628        49,531
----------------------------------------------------------------------------

TOTAL                                         $    84,598   $    85,748
============================================================================

See notes to consolidated financial statements.

INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share data)

                                        Three Months           Nine Months
                                     Ended September 30,    Ended September 30,
                                  ----------------------  ---------------------
                                      1996        1995       1996       1995
-------------------------------------------------------------------------------
REVENUES:
   Product sales                  $   24,917 $    20,683  $  75,291 $   68,206
                                  ----------------------  ---------------------
Total revenues                        24,917      20,683     75,291     68,206
                                  ----------------------  ---------------------
COSTS AND EXPENSES:
   Cost of products sold               8,556       6,937     26,911     21,788
   Research and development            1,504       1,695      4,918      5,669
   General and administrative         10,147       5,997     20,452     17,301
   Sales and marketing                 7,164       6,740     21,892     19,988
   Foreign exchange loss (gain)          227        (154)       951       (936)
   Royalty expense                    (5,916)      1,961     (3,124)     6,344
   Restructuring expense               2,100                  2,100
                                  ----------------------  ---------------------
Total costs and expenses              23,782      23,176     74,100     70,154
                                  ----------------------  ---------------------
Income (Loss) From Operations          1,135      (2,493)     1,191     (1,948)

Interest income                          138         251        447        781
Interest expense                         (92)        (41)    (1,058)      (104)
Gain on asset disposals                   74          27         78         69
Settlement of litigation                                                (3,123)
Gain (loss) on liquidation
  of investee                            444                    (43)
Other income (expense)                    21          20        125       (123)
                                  ----------------------  ---------------------

Income (loss) before income taxes      1,720      (2,236)       740     (4,448)

Income tax expense (benefit)             428        (129)       731        842
                                  ----------------------  ---------------------

NET INCOME (LOSS)                 $    1,292 $    (2,107) $       9 $   (5,290)
                                  ======================  =====================

Net income (loss) per
  common share                    $     0.08 $     (0.13) $    0.00 $    (0.32)
                                  ======================  =====================

Weighted average shares
   outstanding (in thousands)         16,447      16,313     16,257     16,427
                                  ======================  =====================


See notes to consolidated financial statements.

INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands of U.S. Dollars, except share data)

-----------------------------------------------------------------------------------------------------------------------

                                                                                             Accumulated
                                       Common Stock     Additional                            Currency        Total
                                     ----------------    Paid-In   Accumulated   Treasury    Translation   Shareholders'
                                     Shares    Amount    Capital     Deficit      Shares      Adjustment      Equity
------------------------------------------------------------------------------------------------------------------------
January 1, 1995                    16,778,646  $84,082   $13,906    ($36,894)       ($5)       ($4,585)      $56,504
Issued pursuant to employee
  stock purchase plan                  17,375       54                                                            54
Shares repurchased for treasury                                                  (1,509)                      (1,509)
Retirement of escrowed shares        (107,144)
Issued in exchange for
  subsidiary shares                        54
Net (loss)                                                            (6,610)                                 (6,610)
Foreign currency translation                                                                     1,092         1,092
                                   ----------  -------   -------    --------     ------        -------       -------
December 31, 1995                  16,688,931   84,136    13,906     (43,504)    (1,514)        (3,493)       49,531
Issued pursuant to employee
  stock purchase plan                12,731         40                                                            40
Issued pursuant to employee
  stock option plan                     200          1                                                             1
Retirement of treasury shares      (431,200)    (1,509)                           1,509
Net income                                                                 9                                       9
Foreign currency translation                                                                      (953)         (953)
                                   ----------  -------   -------    --------     ------        -------       -------
September 30, 1996                 16,270,662  $82,668   $13,906    ($43,495)       ($5)       ($4,446)      $48,628
                                   ==========  =======   =======    ========     ======        =======       =======

See notes to consolidated financial statements.

INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)
                                               Nine Months Ended September 30,
                                               -------------------------------
                                                      1996          1995
------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income (loss)                                 $         9  $     (5,290)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                        3,243         3,239
   Gain on sale of property and equipment                 (78)          (69)
  Changes in working capital:
    Accounts receivable                                 2,196        (1,487)
    Inventories                                        (3,557)       (1,006)
    Prepaid expenses and other assets                    (108)        1,026
    Trade accounts payable                              2,770          (104)
    Accrued expenses                                   (2,871)        5,025
                                                  ----------------------------
  Net cash provided by (used in) operating
    activities                                          1,604         1,334
------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Additions to property and equipment                    (3,537)       (3,809)
Additions to patents and licenses                      (5,154)         (101)
Proceeds from sale of property and equipment              154           232
                                                  ----------------------------
  Net cash (used in) investing activities              (8,537)       (3,678)
------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Increase in borrowings under line of credit                              52
Reduction of other long-term liabilities                 (152)         (318)
Proceeds from issuance of common shares                    41            46
Repurchase of shares for treasury                                    (1,121)
                                                  ----------------------------
  Net cash (used in) financing activities                (111)       (1,341)
------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (953)          959

Net (Decrease) in Cash and Cash Equivalents            (7,997)       (2,726)

Cash and Cash Equivalents at Beginning of Period       15,771        19,213
                                                  ----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     7,774  $     16,487
==============================================================================

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                 $447           $91
  Cash paid for income taxes                           $1,127        $1,855

     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
     Consolidated Statements of Cash Flows (Continued)
     (In thousands of U.S. Dollars)

     ==========================================================================


     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES


          During the nine months ended September 30, 1996, IMTC retired $1,509 of shares held in treasury.

          During the nine months ended September 30, 1996, a subsidiary of the Company, Specialist Diagnostics Limited ("SDL"), entered voluntary liquidation. Its financial statements were deconsolidated. As of September 30, 1996, IMTC and its subsidiaries represented the sole creditors, therefore in the financial statements the subsidiary is assumed to be fully liquidated, resulting in a receivable of $3,600. See Note 5 to the consolidated financial statements.

          Unpaid acquisition costs totaled $0 and $750 at September 30, 1996 and 1995, respectively.

          During the nine months ended September 30, 1995, the Company entered into capital lease obligations of approximately $53.

     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
     Notes to Consolidated Financial Statements
     (In thousands of U.S. Dollars)

     ==========================================================================

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

          The accompanying financial statements include IMTC and its wholly-owned, separately incorporated subsidiaries doing business in various territories generally under the name Murex Diagnostics; Murex Holdings Corporation ("MHC"), a Delaware corporation; MHC's majority owned subsidiary Murex Corporation ("Murex"), a Delaware corporation; and Murex's wholly owned subsidiaries. Subsequent to December 31, 1995, IMTC's United Kingdom ("UK") operating business was restructured into two companies, Murex Diagnostics Limited ("MDL") and Murex Biotech Limited ("MBL"). MDL subsequently changed its name to Specialist Diagnostics Limited ("SDL") (see Note 5) and entered voluntary liquidation. Co-liquidators have been appointed. As of September 30, 1996, IMTC and its subsidiaries represented the sole creditors, therefore, in the financial statements, the subsidiary is assumed to be fully liquidated. IMTC, through its subsidiary MHC, purchased additional shares of Murex from Murex's minority shareholders from July 1993 through August 1995, bringing its total ownership percentage to greater than 95%. During August 1995, Murex was merged with MHC and MHC was merged with Murex Diagnostics, Inc. The previous minority interest's portion of Murex's continued losses in excess of their basis has not been recorded because management considers that it is not currently realizable.

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated December 31, 1995, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented.
          Results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of results expected for an entire year.

     2.   INVENTORIES:
                                                   September 30,    December 31,
                                                            1996            1995
     ---------------------------------------------------------------------------


          Raw materials and supplies . . . . . . .        $5,529          $4,842
          Work in process  . . . . . . . . . . . .         4,704           4,292
          Finished goods . . . . . . . . . . . . .        10,265           7,807
                                                         -------          ------

          Total inventories  . . . . . . . . . . .       $20,498         $16,941
                                                         =======          ======
     ---------------------------------------------------------------------------

     3.   CONTINGENCIES:

          (a) HCV PATENT INFRINGEMENT: The Murex Group's business utilizes newly developed technologies that include patents on processes and devices. These types of technologies are the focal point for the biotechnology industry. The ownership and patentability of such processes or devices have become increasingly complex, resulting in competitive claims of ownership within the industry.

               Several subsidiaries of the Murex Group were involved in patent infringement litigation in several countries against Chiron Corporation ("Chiron") and Ortho Diagnostics Systems, Inc. ("Ortho") related to Chiron's hepatitis C ("HCV") test.

               On August 27, 1996, the Company reached a worldwide agreement with Chiron and Ortho concerning tests for HCV under which all litigation between the parties permanently ceased.

               The agreement grants the Company, as well as its affiliates, a license to sell HCV Serotyping tests worldwide and licenses other HCV tests in selected countries excluding North America, European Economic Community members and Japan. The license under this agreement carries a guaranteed minimum royalty for seven years. The agreement also grants to the Chiron-Ortho joint business rights to the Murex Sample Addition Monitor ("SAM(TM)") technology and an option to sell the Company's HCV Serotyping test.

               The agreement provides Chiron the opportunity to acquire the Company's HCV immunoassay business in the event the Company receives an offer to purchase 50% or more of the combined voting power of the Company's then outstanding securities, or if the Company's Board of Directors approves a merger, or the sale of all or substantially all of the Company's assets. If Chiron does not exercise this option the Company is entitled to transfer its rights and licenses under this agreement described above.

          (b)  ABBOTT PATENT INFRINGEMENT:   On July 2, 1996, Murex Diagnostics
               Corporation ("MDC"), a subsidiary of the Company, filed a patent infringement suit against Abbott Laboratories ("Abbott") in the Northern District Court of Georgia, seeking injunctive relief against Abbott and damages for infringement of a patent held by MDC for a particle bound binding component immunoassay. The suit alleges that two Abbott systems, the Abbott IMx(TM) Immunoassay and the Abbott AxSYM(TM) System, infringe one or more claims of the Company's patent. Preliminary motions have been filed.

          (c) UNITED KINGDOM TAX DISPUTES: During October 1995, Her Majesty's Customs and Excise Tax required MDL to pay approximately $900 in Value Added Tax ("VAT") related to its central cost allocation agreements with its subsidiaries. Management believed this assessment was incorrect and lodged an appeal. During February 1996, a preliminary hearing was held and the judge ruled that this case must be heard by a UK Tribunal. In July 1996, the UK Tribunal ruled in the Company's favor and this assessment has been withdrawn. In addition to receiving a refund of the $900 assessment, the Company is entitled to compound interest and expenses related to defending its position.

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

          (d) CLASS ACTIONS: Four class action lawsuits were instituted on behalf of all persons who had purchased IMTC's securities between May 21, 1992 and August 19, 1992 against IMTC, two executive officers of IMTC, and Messrs. Edward J. DeBartolo, Sr. (now deceased) and Edward J. DeBartolo, Jr., in the Southern District of Texas, Houston Division. In January 1993, the class actions were voluntarily transferred to the United States District Court, Eastern District of New York. The complaints alleged that the defendants omitted and/or misrepresented material facts about IMTC which resulted in artificially inflating the market price of IMTC's securities permitting, in part, Messrs. DeBartolo, Sr. and DeBartolo, Jr. to sell their IMTC securities in violation of the federal and Texas securities laws. One further action alleged violations of insider trading rules under the federal securities laws. The defendants answered denying the allegations in the complaints. On May 2, 1995, IMTC announced an agreement among the parties to settle all outstanding claims for $5.4 million, a portion of which is to be paid by IMTC. The settlement agreement was preliminarily approved by the court in June 1996, with the final hearing scheduled for November 1996. IMTC has accrued costs related to this settlement, including its portion of the settlement payment.

          (e) OTHER MATTERS: In August 1992, Allen F. Campbell, as trustee for two trusts, instituted an action against IMTC, Murex, an executive officer of IMTC, Mr. DeBartolo, Jr., and others in the District Court for Montgomery County, Texas. In January 1993, the Court transferred the action to the U.S. District Court, Northern District of Texas, and dismissed the other defendants from the proceedings. The plaintiffs sought substantial damages, and other relief, including rescission of certain transactions, based upon, among other charges, alleged subrogation rights to receive payments due under certain promissory notes payable by Murex to Mr. DeBartolo, Jr., and alleged violations of state securities and corporation laws and common law fraud. A similar suit was filed in Gwinnett County, Georgia in June 1994. On March 24, 1995, the parties entered into a settlement agreement whereby Allen F. Campbell, et al, dismissed both actions with prejudice, released all parties and relinquished all shares of stock held in Murex in return for payments over four years. Reserves have been recorded for such payments.

               In November 1992, Deacon Barclays de Zoete Wedd Limited ("DBZW")filed a lawsuit in Ontario, Canada against IMTC alleging that IMTC has refused or neglected to pay a contractual fee to DBZW for its assistance in the 1992 purchase of the diagnostics division of Wellcome. The plaintiff sought payment of approximately $1 million plus expenses. On April 12, 1996 the parties agreed to settle all outstanding claims against each other in return for payment by IMTC of approximately $750 during 1996. At September 30, 1996, all amounts had been paid. The Company had accrued $750 as a cost of the acquisition during 1992.


     4.   INNOGENETICS AGREEMENT

          During February 1996, Murex Diagnostics Corporation ("MDC") entered into an exclusive distribution, development and license agreement with Innogenetics N.V. ("Innogenetics") to develop and market gene probe products for tissue typing, genetics, microbial species detection (viral, bacterial and fungal), and mutation identification as part of a diagnostic and patient monitoring strategy. Under the terms of the agreement, MDC will pay $5.9 million during 1996 and $1.6 million during 1997 to Innogenetics for the rights to distribute certain Innogenetics' products for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. Also under this agreement, MDC is to fund agreed-upon research and development programs, beginning in 1998 and for each of the following 13 years, in an amount equal to 20% of the Murex Group's net sales of Innogenetics' products. MDC is continuing to negotiate with current Innogenetics' distributors to expedite the transfer of business.


     5. RESTRUCTURING, RENAMING, AND VOLUNTARY LIQUIDATION OF MUREX DIAGNOSTICS LIMITED

          During the first quarter of 1996, one of IMTC's UK subsidiaries, MDL was restructured to maximize tax and operational efficiencies. MDL retained the business encompassing the sale in the UK of all HCV products and the manufacturing of the HCV Serotyping test. All other MDL business was sold to another of IMTC's UK subsidiaries, MBL. Subsequent to the restructuring, MDL was renamed SDL. SDL entered voluntary liquidation following the British High Court ruling that an interim cash security of $9.3 million be posted by SDL relating to its ongoing patent litigation with Chiron and Ortho (see Note 3 (a)). Co-liquidators have been appointed. As of September 30, 1996, IMTC and its subsidiaries represented the sole creditors, therefore in the consolidated financial statements the subsidiary is assumed to be fully liquidated.

     6.   RESTRUCTURING ACCRUAL

          During September 1996, the Company recorded a restructuring charge of $2.1 million before tax. The restructuring was driven by the need to reposition the Company for its movement into the patient monitoring business. The world-wide plan will result in personnel reductions of approximately 50 people from various functions. The restructuring provision consists predominantly of estimated costs for employee severance and other benefits.


     7. RECONCILIATION OF CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("CANADIAN GAAP" AND U.S. GAAP")

          There were no differences between Canadian GAAP and U.S. GAAP during the year ended December 31, 1995 and the quarter and nine months ended September 30, 1996.


     8.   SUBSEQUENT EVENT

          On November 12, 1996, the Company entered into a three year $15 million asset-based line of credit facility which is collateralized by the accounts receivable and inventory of its U.S., U.K., and Barbados subsidiaries. This line of credit bears interest at LIBOR plus 2.5% or prime.

     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
     Form 10-Q for the Nine Months Ended September 30, 1996
     Part I - Financial Information
     __________________________________________________________________________

              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                         (Amounts expressed in U.S. Dollars)


                                 FINANCIAL CONDITION

          During the three and nine months ended September 30, 1996, IMTC and the Murex Group (collectively referred to herein for consolidated financial purposes only as the "Company"), earned income from operations and maintained positive working capital.

     Litigation and Technology Disputes

          As discussed in the Note 3 to the consolidated financial statements, IMTC and several of the Murex Group have been involved in several lawsuits, including technology patent issues, which have now been settled. The Company is not presently the defendant in any material judicial proceeding. As discussed in Note 3, the Company has remaining obligations related to these matters, which have been accrued in the consolidated financial statements. The Company continues to defend one UK Inland Revenue claim and is vigorously pursuing its patent infringement suit against Abbott Laboratories, both of which are discussed below. For more complete information refer to Note 3 of the consolidated financial statements.

          On July 2, 1996, Murex Diagnostics Corporation ("MDC"), a subsidiary of the Company, filed a patent infringement suit against Abbott Laboratories seeking injunctive relief against Abbott and damages for infringement of a patent held by MDC for a particle bound binding component immunoassay. The suit alleges that two Abbott systems, the Abbott IMx Immunoassay and the Abbott AxSYM System, infringe one or more claims of the patent.

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


     Liquidity and Capital Resources

          The Company has sufficient cash resources and adequate working capital to carry on its current business and meet existing capital requirements. The Company earned income from operations during the quarter and nine months ended September 30, 1996. Working capital totaled $31,073,000 at September 30, 1996. On November 12, 1996, the Company entered into a three year $15 million asset-based line of credit facility which is collateralized by the accounts receivable and inventory of its U.S., U.K.

     and Barbados subsidiaries. This line of credit bears interest at LIBOR plus 2.5% or prime.

          The Company's working capital and capital requirements will depend upon numerous factors, the results of research and development, the levels of resources devoted to the establishment and expansion of marketing and manufacturing, technological developments, and the timing and costs of obtaining approvals for new products. Depending on the outcome of these factors, the Company may need to raise additional funds in the future for use to fund acquisitions, complete products in development, and for general purposes. There are no assurances that such funds will be available on favorable terms, if at all.

          As discussed in Note 3 of the consolidated financial statements, IMTC had agreed to settle the class action and Campbell litigations during the first quarter of 1995. These settlements will result in future payments of approximately $2,800,000, which amounts have been accrued.

          On April 12, 1996, the parties in Deacon Barclays de Zoete Wedd litigation agreed to settle all outstanding claims against each other in return for payment by IMTC of approximately $750,000 during 1996. At September 30, 1996, all amounts had been paid. The Company had accrued $750,000 as a cost of the acquisition during 1992.

          During the first quarter of 1995, IMTC commenced a stock repurchase program to acquire up to 5% of its outstanding common shares. Pursuant to the program, IMTC purchased shares until January 1996 in the open market and through other transactions, subject to share availability at prices deemed appropriate. IMTC purchased 431,200 shares prior to the termination of this program.

          During February 1996, MDC entered into an exclusive distribution, development and license agreement with Innogenetics to develop and market gene probe products for tissue typing, genetics, microbial species detection (viral, bacterial and fungal), and mutation identification as part of a diagnostic and patient monitoring strategy. Under the terms of the agreement, MDC will pay $5.9 million during 1996 and $1.6 million during 1997 to Innogenetics for the rights to distribute certain Innogenetics' products for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. Also under this agreement, MDC shall fund agreed-upon research and development programs, beginning in 1998 and for each of the following 13 years under this agreement, in an amount equal to 20% of the Murex Group's net sales of Innogenetics' products.

          The Company anticipates that its current capital resources and the line of credit discussed in Note 8 of the consolidated financial statements will enable it to maintain planned operations for the foreseeable future subject to management's ability to acquire new technologies and continue innovations to reduce the impact of the loss of certain HCV sales. The various subsidiaries in the Murex Group plan to continue to utilize their assets, the anticipated profitable financial results of operations and the proceeds from the Abbott licensing agreement to provide access to additional working capital financing and to obtain equipment lease financing, as and when required. The United States operating subsidiary established a $1 million working capital line of credit in early 1995. As a condition of the line of credit described in Note 8, this facility is no longer available.

     Management Outlook

          The litigation problems discussed above did have a significant impact on the Company's overall operations in the past. With the final resolution of these matters as described in Note 3 of the consolidated financial statements, management is positioned to concentrate on the progress of the overall business and operations of the Murex Group. The key to growth is the ability to identify new needs in the marketplace, and to expeditiously meet these needs through access to appropriate innovations and technologies, and to rapidly incorporate them into the Murex Group's product line. However, there can be no assurance that Murex Group will successfully add a significant number of new products to its product line.

          The Innogenetics distribution, development and licensing agreement discussed above gives the Murex Group access to the rapidly growing gene probe market for monitoring patients and the identification of viral and bacterial mutations and species. The DNA probe technology provided by Digene under the 1993 and 1994 agreements has yielded a new CMV product which may contribute to future earnings. Recent Murex Group product innovations, such as SAM, serotyping and the new product HTLV should also contribute to future sales growth.

          In addition to relying on research and development and licensing of core technologies, management's operation strategy will focus on quality, customer service, reducing costs and improving cash flows.

          This report contains or refers to forward-looking information including future revenues, products, and income and is based upon current expectations that involve a number of business risks and uncertainties. Among the factors that could cause actual results to differ materially from any forward-looking statement include, but are not limited to, technological innovations of competitors, changes in health care regulations, litigation claims, changes in foreign economic conditions or currency translation product acceptance or changes in government regulation of the Company's products, as well as other factors discussed in other Securities and Exchange Commission filings for the Company.
     __________________________________________________________________________

     RESULTS OF OPERATIONS

          Product sales for the quarter and nine months ended September 30, 1996 were $24,917,000 and $75,291,000 versus $20,683,000 and $68,206,000 for the comparable prior year periods. The increase in product sales during the first nine months of 1996 was a result of the newly-acquired Innogenetics' product line, growth of sales in Eastern Europe, South America and Southeastern Asia and the acquisition of the Company's Canadian distributor. These increases were partially offset by unfavorable foreign exchange rates. As a result of the Chiron and Ortho settlement, sales of the Company's HCV products, excluding the HCV Serotyping tests will be discontinued in Italy, France and Spain effective June 30, 1997. However, management believes that this settlement will not result in a decrease in worldwide sales of its HCV products in 1997.

          Gross profit on product sales for the nine months ended September 30, 1996 was 64.3% compared with 68.1% for 1995. Cost of products sold grew $5,123,000 because of increased sales, increased use of direct distributors, especially for the newly-acquired Innogenetics' products, which caused an erosion of the Company's gross profit margin and increased product sales of purchased-in products which have lower gross profit margins. Margins should significantly improve as the Innogenetics sales by direct distributors are replaced with direct Company sales which produce stronger margins.

          Total costs and expenses, excluding cost of products sold, of $15,226,000 and $47,189,000 for the quarter and nine months ended September 30, 1996, respectively, reflect a net decrease of $1,013,000 and $1,177,000 over the quarter and nine months ended September 30, 1995. General and administrative expenses have increased $4,150,000 and $3,151,000 from the quarter and nine months ended September 30, 1995, respectively, to $10,147,000 and $20,452,000 for the corresponding 1996 periods. These increases are due to legal, employee compensation and other expenses associated with settling the Company's HCV patent litigation during the third quarter of 1996. Sales and marketing expenses of $7,164,000 and $21,892,000 reflect increases of $424,000 and $1,904,000 over the third quarter and first nine months of 1995. This increase was a result of increased presence by the Murex Group in the German, Eastern European, African, Middle Eastern and South American markets. Furthermore, the Company is preparing to launch several new products, including a test for HIV reverse transcriptase mutations. Foreign exchange loss was $227,000 and $951,000 for the quarter and nine months ended September 30, 1996, respectively, versus gains of $154,000 and $936,000 reported for the comparable prior year periods. The 1996 foreign exchange losses were caused predominately by the strengthening of the British pound in relation to U.S. and German currencies as well as the weakening of the South African rand. The 1995 foreign exchange gain was a result of the weakening of the Italian Lira versus other European currencies. The Company's Italian subsidiary billed other European customers in their local currencies. As the Lira weakened against these currencies, the Italian subsidiary recognized a gain on its receivables from its European customers. As a result of the settlement with Chiron and Ortho, a reversal was made to royalty accruals made in prior years, which produced a $5.9 million net credit to royalty expense. During September 1996, the Company recorded a restructuring charge of $2.1 million before tax. The restructuring was driven by the need to reposition the Company for its movement into the patient monitoring business. The world-wide plan will result in personnel reductions of approximately 50 people from various functions. The restructuring provision consists predominantly of estimated costs for employee severance and other benefits.

          Interest expense increased $51,000 and $954,000 from the third quarter and first nine months of 1995 to $92,000 and $1,058,000 for the quarter and nine months ended September 30, 1996, respectively, due to the factoring of Italian receivables to fund the agreement with Innogenetics. The gain
     (loss) on liquidation of investee represents SDL's net loss for the quarter and nine months ended September 30, 1996, net of the estimated gain upon ultimate liquidation. As of September 30, 1996, IMTC and its subsidiaries represented the sole creditors of SDL, therefore, in the financial statements the subsidiary is assumed to be fully liquidated. The net effect of this assumed liquidation was a $444,000 gain.

     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
     Form 10-Q for the Nine Months Ended September 30, 1996
     Part II - Other Information
     ___________________________________________________________________________


                              ITEM 1 - LEGAL PROCEEDINGS

          See Note 3 to the consolidated financial statements for information regarding the settlement of the Chiron and Ortho litigation and current legal proceedings.



                      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     1.   Exhibits

          Exhibit 10 Agreement among Chiron Corporation, Johnson & Johnson/Ortho Diagnostics Systems, Inc. and International Murex Technologies Corporation dated August 27, 1996. (Without Exhibits)

          Exhibit 11     Statement Regarding Computation of Per Share
                         Earnings

     2.   Reports on Form 8-K

          None

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
                                (Registrant)


     Date:    November 14, 1996       By:  /s/ C. Robert Cusick
          -----------------------        -------------------------------
                                      C. Robert Cusick, Vice Chairman
                                      and Chief Financial Officer



     Date:    November 14, 1996       By:  /s/ Jill A. Gilmer
          -----------------------        -------------------------------
                                      Jill A. Gilmer, Secretary

                               EXHIBIT INDEX


             Exhibit        Description
             -------        -----------

               10           Agreement among Chiron Corporation, Johnson
                            & Johnson/Ortho Diagnostics Systems, Inc. and International Murex Technologies Corporation dated August 27, 1996. (Without Exhibits)

                11          Statement Regarding Computation of Per Share
                            Earnings

                27          Financial Data Schedule