Form 10-K
period 1996-12-31
INTERNATIONAL MUREX TECHNOLOGIES CORP
filed 1997-03-24
CIK 864964

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 For the Transition period from ____ to ____

                            Commission File Number 0-26144
                                                   -------

                     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

             BRITISH COLUMBIA, CANADA                   NOT APPLICABLE
             ------------------------                  ----------------
           (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)           Identification Number)

                         2255 B. QUEEN STREET EAST, SUITE 828
                              TORONTO, ONTARIO  M4E 1G3
            --------------------------------------------------------------
            (Address, including zip code, of principal executive officers)

                                    (519) 836-8016
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:

                                         NONE

             Securities registered pursuant to Section 12(g) of the Act:

                             COMMON SHARES, NO PAR VALUE


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
          90 days.  Yes   X    No     .
                        ----      ----

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this
          Form 10-K.  [   ]

          The aggregate market value of the Registrant's outstanding Common Shares held by non-affiliates of the Registrant as of March 14, 1997 was U.S. $128,244,462. There were 16,285,011 Common Shares outstanding as of March 14, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE:
                         ------------------------------------

          Portions of the Registrant's Proxy Statement for the Annual General Meeting of Shareholders to be held on May 13, 1997 are incorporated by reference in Part III hereof.

                    INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
                              Annual Report on Form 10-K
                     For the Fiscal Year Ended December 31, 1996

                                  Table of Contents
                                  ------------------

          Item                                                        Page
          Number                                                     Number
          ------                                                     ------

                                        PART I


          1.     Business...............................................3

          2.     Properties.............................................9

          3.     Legal Proceedings......................................9

          4.     Submission of Matters to a Vote of Security Holders...10

                                       PART II

          5.     Market for the Registrant's Common Shares
                 and Related Shareholder Matters.......................11

          6.     Selected Financial Data...............................12

          7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................13

          8.     Financial Statements and Supplementary Data...........17

          9.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure................35

                                       PART III

          10.    Directors and Executive Officers of the Registrant....35

          11.    Executive Compensation................................35

          12.    Security Ownership of Certain Beneficial Owners
                 and Management........................................35

          13.    Certain Relationships and Related Transactions........35

                                       PART IV

          14.    Exhibits, Financial Statements, and Reports
                 on Form 8-K...........................................36

                 Signatures............................................40

                 Index of Exhibits.....................................46

                                        PART I
          ITEM 1.  BUSINESS

          GENERAL
          -------

               International Murex Technologies Corporation ("IMTC"), has many separately incorporated subsidiaries operating throughout the world generally under the Murex name (the "Murex Group"). The Murex Group develops, manufactures and markets medical diagnostic products and provides medical services for the screening, diagnosis and monitoring of infectious diseases and other medical conditions.

               In February 1992, the Murex Group acquired all the operating assets and assumed certain related liabilities of the diagnostics division of The Wellcome Foundation Limited ("Wellcome"). This acquisition significantly altered the scope of the Murex Group's business. Employees increased by 620, and over 600 new products were added resulting in a corresponding increase in annual revenues from $2.5 million in 1991 to $72 million in 1992. As a result of this acquisition, IMTC was converted from a research and development company with a blood banking operation selling products through an international distributor network to a holding company which conducts business in a dozen major world currencies via its subsidiaries with manufacturing capabilities and an international direct sales force.

               The Murex Group performs research, develops and manufactures in vitro diagnostic products mainly in the United Kingdom and markets them throughout the world, using 15 distribution centers supporting a direct sales force in 35 countries and a distributor network in more than 100 countries. The Murex Group also distributes products manufactured by third parties. Currently, the Murex Group markets diagnostic tests, reagent components, and systems for use in clinical laboratories and blood banks. The Murex Group sells approximately 110 products in the United States which meet the U.S. Food and Drug Administration ("FDA") requirements. The Murex Group does not presently intend to market its remaining products in the United States.

               The majority of the Murex Group's products and technologies relate to two primary product groups: virology and bacteriology assays for screening, diagnosis and monitoring of infectious diseases. Worldwide sales of blood viral tests for HIV, Human T-Cell Lymphotropic Virus ("HTLV") and hepatitis constituted approximately 42% and 51% of the Company's revenue during 1996 and 1995, respectively. There had been patent infringement claims against several subsidiaries of the Murex Group related to their Hepatitis C ("HCV") tests, which constitutes a significant portion of hepatitis test sales. On August 28, 1996, IMTC reached a worldwide agreement with Chiron Corporation ("Chiron") and Ortho Diagnostic Systems Inc. ("Ortho") concerning tests for HCV under which all litigation among the parties permanently ceased and Murex received a worldwide license for its HCV Serotyping product and licenses for other HCV products in selected countries excluding North America, European Union members and Japan. See "Business--Patents, Trademarks, and Licenses".

               In August 1995, Murex Corporation ("Murex"), a majority-owned subsidiary, was merged into Murex Diagnostics Inc. ("MDI"). Murex developed an in vitro rapid format, Single Use Diagnostic System ("SUDS(R)") test cartridge in which the patient's specimen and reagents are mixed to diagnose a given disease or condition. The Murex Group's direct sales force continues to sell the SUDS(R) HIV-1 test in the United States and the SUDS(R) HIV 1+2 test in Europe and other countries.

          RECENT DEVELOPMENTS

          Return to Profitability

               During the third quarter the Company returned to profitability following six quarters of losses. The Company was also profitable for the year.

          Digene Corporation

               Effective February 1997, the Murex Group and Digene Corporation ("Digene") entered into a five year agreement to work together to create a direct European sales operation for Digene's sexually transmitted disease diagnostics business. Digene, a leading developer of DNA probe technology, will sell its Hybrid Capture(R) human papillomavirus ("HPV") DNA test directly in selected European markets using the Company's existing distribution infrastructure in exchange for selling service fees. Additionally, Digene will make fixed payments over the next two years for the European HPV sales.

               The Murex Group's relationship with Digene began in 1994 when the Company subsidiary, Murex Diagnostics Corporation ("MDC") invested in Digene's equity securities. The MDC owned approximately 6.5% of Digene's equity at December 31, 1996.

          Eurogenetics N.V.

               During January, MDC entered into a 10 year, worldwide Original Equipment Manufacturer ("OEM") distribution agreement with Eurogenetics N.V. ("Eurogenetics"). Pursuant to the terms of the agreement, the Murex Group will distribute Eurogenetics' mircotitre plate EIA kits for rubella, toxoplasmosis, cytomegalovirus ("CMV"), chlamydia, herpes and beta-2 microglobulin.

          Chiron License Agreement

               Several subsidiaries of the Murex Group were involved in patent infringement litigation in several countries against Chiron and Ortho related to Chiron's HCV patent. On August 28, 1996, IMTC reached a worldwide agreement with Chiron and Ortho concerning tests for HCV under which all litigation among the parties permanently ceased. This significant event put an end to depleting legal expenses and obtained for the Murex Group a worldwide license for its HCV Serotyping products and licenses for other HCV tests in selected countries excluding North America, European Union members and Japan. See "Business-Patents, Trademarks and Licenses".

          The Monitoring Market

               In February 1996, the Murex Group announced its expansion into the emerging diagnostics monitoring market, which management expects to exceed $1 billion by the year 2000. The monitoring market directly complements the Company's existing markets of screening and diagnosis and also leverages its worldwide marketing and distribution network. The diagnostic monitoring market includes tests that among other applications, assess a patient through the course of a disease or infection, monitor various forms of anti-viral therapies and monitor conditions associated with transplants. In contrast, screening and diagnosis tests are used to indicate whether a patient is, or is not, carrying a disease or infection. In patient use, screening and diagnosis tests are usually only required to be administered once while monitoring tests are usually administered numerous times.

               Patient monitoring has become an important and critical element of patient care and treatment. The Murex Group believes it can capture a significant portion of this emerging market by strategically positioning itself in key segments of the market including AIDS patients, transplant recipients and other immune compromised patients.

          Abbott Litigation

               On July 2, 1996, MDC filed a patent infringement suit against Abbott Laboratories ("Abbott") in the Northern District Court of Georgia, seeking injunctive relief against Abbott and damages for infringement of a patent held by MDC for a particle bound binding component immunoassay. The suit alleges that two Abbott systems, the Abbott IMx Immunoassay and the Abbott AxSYM System, infringe one or more claims of the MDC's patent. Abbott has answered the complaint and the parties are now actively engaged in discovery.

          Innogenetics N.V. Agreements

               During February 1996, MDC entered into an exclusive distribution, development and license agreement with Innogenetics N.V. ("Innogenetics") to develop and market gene probe products for the monitoring of patients and the classification of viral diseases. Under the terms of the agreement, MDC paid Innogenetics approximately $5.9 million during 1996 and will pay $1.6 million during 1997 to Innogenetics for the exclusive rights to distribute Innogenetics' LiPA products, excluding HCV, for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. This strategic alliance with Innogenetics has provided the Murex Group with exclusive rights to the Murex/Innogenetics LiPA HIV-1 Reverse Transcriptase ("HIV-1 RT") monitoring test. This test simultaneously detects wild-type and HIV mutations associated with the reverse transcriptase drugs AZT, ddI, ddC and 3TC.

               These reverse transcriptase drugs are currently being utilized, separately and in combination, to treat HIV patients. Resistance to the drugs occurs as virus mutations develop that may eventually cause the drug, or combination of drugs, to become ineffective against the virus. The Murex/Innogenetics LiPA HIV-1 RT test is the first rapid assay to measure mutant strains.

               Resistant mutations occur with all the approved HIV therapies. Therefore, it is critical to monitor the development of mutations so therapies can be appropriately combined and adjusted. The new HIV-1 RT test provides crucial information relating to the development of resistance to individual and combination therapy. By obtaining resistance information, physicians can avoid using drugs that may not be effective, thereby increasing patient care and eliminating the expense of unnecessary and ineffective therapy. In addition, a physician may utilize resistance information prior to starting or changing therapy by screening a patient for the presence of existing drug resistant mutations. The Company anticipates launching the test into selected European markets during the second quarter of 1997. In the U.S., MDI has had discussions with the FDA but has not yet filed an application for the approval of the test.

               Also under the Innogenetics agreement, MDC will fund agreed-upon research and development programs, beginning in 1998 and for each of the following 13 years in an amount equal to 20% of the Murex Group's net sales, subject to a cap, of Innogenetics' products. See "Business - Research and Development".

          Restructuring, Renaming, and Voluntary Liquidation of Murex Diagnostics Limited

               During the first quarter of 1996, one UK subsidiary of the Murex Group, Murex Diagnostics Limited ("MDL"), was restructured to maximize operational efficiencies. MDL retained the Company's HCV business in the UK and the manufacturing of the HCV Serotyping test. All other MDL business was sold to another of the Murex Group's UK subsidiaries, Murex Biotech Limited ("MBL"). Subsequent to the restructuring, MDL was renamed Specialist Diagnostics Limited ("SDL"). SDL entered voluntary liquidation following the British High Court ruling that an interim cash security of $9.3 million be posted by SDL relating to its then ongoing patent litigation with Chiron and Ortho. Co-liquidators have been appointed. As of December 31, 1996, IMTC and its subsidiaries represented predominately all creditors; therefore, in the consolidated financial statements this subsidiary is assumed to be fully liquidated.

          Stock Repurchase

               In January 1995, IMTC instituted a program to acquire up to 5% of its outstanding common shares. Pursuant to the repurchase program, IMTC purchased shares from time-to-time until January 1996. Purchases were made in the open market, subject to share availability, at prices IMTC deemed appropriate. IMTC purchased a total of 431,200 shares which were all retired during the first quarter of 1996.

          Management

               In December 1996, IMTC announced the appointment of C. Robert Cusick as President and Chief Executive Officer ("CEO"). Mr. Cusick is also IMTC's Vice Chairman. Mr. Cusick has always played an active role in the management of IMTC and previously served as CEO from 1990 to 1993.

          IMMUNODIAGNOSTIC PRODUCTS

               The health care industry is comprised of four main sectors: diagnostics, therapeutics, preventive medicine, and health services. The diagnostics sector involves the diagnosis or detection of specific diseases or medical conditions. Proper therapy or treatment can only be provided following an accurate diagnosis of these underlying diseases or conditions. Diagnostics cover a wide range of products and services, including items such as X-ray equipment, blood pressure measurement equipment, analytical chemistry equipment and immunodiagnostics.

               Immunodiagnostics is the field of diagnostics that employs the reactions between antibodies and antigens as the basis of tests for the detection of specific diseases and other medical conditions. Antibodies are proteins in human or animal blood that are produced by the immune system in response to exposure to foreign substances or antigens such as bacteria and viruses. Antibodies and antigens are complementary with each antibody being directed against, and reacting with, one specific type of antigen. Antibodies will react with antigens at very low concentrations, and it is these unique characteristics that give immunodiagnostic tests their high degree of sensitivity and specificity.

               Early immunodiagnostic tests used antibodies extracted from human or animal blood. Such polyclonal antibodies recognize more than one epitope (antigenic site) on the antigen concerned and the number of epitopes recognized may vary from animal to animal. This variation can result in minor test quality differences among production lot batches. Other problems associated with the production and use of animal and human based polyclonal antibodies include the risk of infected blood contaminating the end product or infecting those working with it.

               In 1975, the first practical method for creating laboratory produced versions of natural antibodies in significant quantities was developed. They are known as monoclonal antibodies because they are produced by obtaining antibody producing cells from mice immunized against a selected antigen and fusing these cells with a type of cell that reproduces indefinitely (a cancer or myeloma cell). The product of the fusion of these cells is called a hybridoma. Hybridomas secrete the desired antibody and multiply to generate vast numbers of identical hybridomas. This hybridoma technology, which allows mass production of monoclonal antibodies, has led to dramatic growth in immunodiagnostic tests or immunoassays.

          Products and Technology

               The Murex Group's immunodiagnostic product line includes over 600 diagnostic tests, reagent components and systems. Approximately 42% and 51% of IMTC subsidiaries' revenue for 1996 and 1995, respectively, was generated from the sale of virology diagnostics to detect HIV-1 and HIV-2 (the viruses causing AIDS), HTLV-I and II, and hepatitis A, B and C infections. The Murex Group also markets bacteriology products worldwide to detect such bacterial infections as strep throat and salmonella poisoning. United States sales of bacteriology products account for approximately 25% of the Murex Group's sales. Trade names of these products include Wellcogen TM, Wellcolex TM, Staphaurex TM, REVEAL TM, and Streptex TM. Murex developed an in vitro, immunodiagnostic rapid test system, the Single Use Diagnostic System, or SUDS(R), that can be used to diagnose numerous specific diseases or medical conditions. The SUDS(R) HIV-1 test was approved by the FDA in 1992. In late 1993, the SUDS(R) HIV 1+2 test was introduced by affiliated companies for sale in Europe. The HIV 1+2 test is not currently available, nor planned, for sale in the United States or certain other countries because of regulatory and other restrictions. The Murex Group's product introductions during 1994, 1995 and 1996 include HTLV I and II antibody detection assay, syphilis antibody test, hepatitis C western blot, therapeutic drug monitoring-quality assessment program, mycoplasma pneumonia antibody detection kit, HIV 1+2 type O antibody test, Hepatitis A Total Ab, Hepatitis AIgM, Digene Sharps probe assays, E-coli, Cryptococcus, Staphaurex Plus assays and SAM . See "Business--Patents, Trademarks and Licenses".

          MARKETING AND COMPETITION

               The immunodiagnostic systems industry is fragmented and highly competitive. It consists of large multinationals with highly entrenched market positions and many small to medium size companies competing within specific market segments. The industry is experiencing some concentration as some of the larger companies merge or acquire smaller companies. Within the infectious disease market, segmentation exists both by product group and the type of testing to be performed: mass screening tests, confirmatory tests and rapid diagnostic tests. The Murex Group's products compete in all these market segments.
          Principal customer types in the infectious disease market include blood banks, hospitals, clinical diagnostic laboratories and physicians' offices. Principal competitors in the high volume mass screening market are Abbott Laboratories, Ortho Diagnostic Systems, Genetic Systems and Organon Teknika. Principal competitors in the rapid assay market are Hybritech, Becton-Dickinson and Abbott Laboratories.

               The Murex Group possesses a significant portfolio of proven products and technologies. Approximately 74% of product sales are concentrated in Europe and the United States. Murex Group sales are supported by regional distribution centers serving direct sales forces in the United States, the United Kingdom, Germany, Italy, Spain, France, Switzerland, the Czech Republic, the Netherlands, Canada, Argentina, Columbia, Brazil, Australia and South Africa. The Murex Group is represented in the rest of the world by a network of direct sales representatives, distributors and agents.

               No single customer represented more than 5% of total sales in 1996. For further information concerning IMTC's or the Murex Group's domestic and foreign operations, see Note 20 to the Consolidated Financial Statements.

          RESEARCH AND DEVELOPMENT

               The principal focus of the Murex Group's research and development efforts has been and will continue to be the development of high-volume assays for the detection of infectious agents such as HTLV, HIV and hepatitis using advanced enzyme immunoassay technologies. Also, under the terms of the 1992 acquisition of the diagnostics division of Wellcome, Wellcome agreed to collaborate with the Murex Group and grant first right of access to future technological discoveries applicable to medical diagnostics through February 1997. Pursuant to this agreement, MDC has entered into a semi-exclusive patent licensing agreement with Glaxo-Wellcome relating to resistance to AZT.

               During February 1996, MDC entered into an exclusive distribution, development and license agreement with Innogenetics to develop and market gene probe products for the monitoring of patients and the classification of viral diseases. Under the terms of the agreement, MDC paid $5.9 million during 1996 and will pay $1.6 million during 1997 to Innogenetics for the exclusive rights to distribute Innogenetics' LiPA products, excluding HCV, for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. Also under this agreement, MDC shall fund agreed-upon research and development programs, beginning in 1998 and for each of the following 13 years in an amount equal to 20% of the Murex Group's net sales of Innogenetics' products, subject to a cap.

               This strategic alliance with Innogenetics has provided the Murex Group exclusive rights to the Murex/Innogenetics LiPA HIV-1 Reverse Transcriptase ("HIV-1 RT") monitoring test. The Murex Group anticipates launching the test into selected European markets during the second quarter of 1997. In the U.S., MDI has had discussions with the FDA but has not yet filed an application for the approval of the test. This test simultaneously detects wild-type and HIV mutations associated with the drugs AZT, ddI, ddC and 3TC. These reverse transcriptase drugs are currently being utilized, separately and in combination, to treat HIV patients. Resistance to the drugs occurs as virus mutations develop that may eventually cause the drug, or combination of drugs, to become ineffective against the virus. The Murex/Innogenetics LiPA HIV-1 RT test is the first rapid assay to measure mutant strains.

               Resistant mutations occur with all the approved HIV therapies. Therefore, it is critical to monitor the development of mutations so therapies can be appropriately combined and adjusted. The new HIV-1 RT test provides crucial information relating to the development of resistance to individual and combination therapy. By obtaining resistance information, physicians can avoid using drugs that may not be effective therapy. In addition, a physician may utilize resistance information prior to starting or changing therapy by screening a patient for the presence of existing drug resistant mutations.

               The Murex Group's internal research and development remains strong as evidenced by its HTLV, syphilis and other new product introductions. The Murex Group incurred in-house and third party research and development expenses aggregating $6,369,000, $7,426,000 and $6,372,000 for the years ended December 31, 1996,
          1995, and 1994, respectively.

          MANUFACTURING OPERATIONS

               Worldwide distribution and sales of the majority of the Murex Group's products originate from MBL's manufacturing facility. Several products sold by the Murex Group are produced by third party manufacturers located throughout the world. Raw materials are produced or acquired from independent suppliers and assembled into finished products. MBL is fully compliant with the European Economic Community ISO 9001 manufacturing and design standards. See "Business--Government Regulation".

               MDI operates under Good Manufacturing Practices ("GMP") guidelines which outline the manufacturing, quality control, quality assurance and documentation standards mandated by the FDA for a medical products company. The components of the SUDS(R) test cartridge and reagent raw materials are purchased by MDI from suppliers and contract manufacturers and are assembled by MDI. Currently there are no material adverse effects on capital expenditures, earnings or Murex Group's competitive position due to compliance with federal, state and local environmental regulations. See "Business--Government Regulation".

          PATENTS, TRADEMARKS, AND LICENSES

               Patents and other proprietary technology are important to biotechnology companies. Extensive research on a worldwide scale by many companies has led to competitive claims of technology and patents ownerships. The Murex Group's assets include a comprehensive patent and license portfolio. Patented latex agglutination technologies owned by the Murex Group serve as the base technologies for the REVEAL and Wellcolex bacterial product lines. License agreements with the Murex Group as licensee include technologies and patents covering areas such as HIV-2 and hepatitis B core.

               The Murex Group's business utilizes newly developed technologies that include patents on processes and devices. These types of technologies are the focal point for the biotechnology industry. The ownership and patentability of such processes or devices have become increasingly complex, resulting in competitive claims of ownership within the industry.

               Several subsidiaries of the Murex Group were involved in patent infringement litigation in several countries against Chiron and Ortho related to Chiron's HCV patent. On August 28, 1996, IMTC reached a worldwide agreement with Chiron and Ortho concerning tests for HCV under which all litigation between the parties permanently ceased.

               The settlement agreement grants the Murex Group, as well as its affiliates, a license to sell its HCV Serotyping tests worldwide and licenses other HCV tests in selected countries excluding North America, European Union members and Japan. The license under this agreement carries a guaranteed minimum royalty for seven years. The agreement also grants to the Chiron-Ortho joint business rights to the Murex Group's Sample Addition Monitor ("SAM TM") technology and an option to sell the Murex Group's HCV Serotyping test. The agreement also provides Chiron the opportunity to acquire the Murex Group's HCV immunoassay business at its then fair value in the event IMTC receives an offer to purchase 50% or more of the combined voting power of IMTC's then outstanding securities, or if IMTC's Board of Directors approves a merger, or the sale of all, or substantially all, of the Murex Group's assets. If Chiron does not exercise this option, IMTC is entitled to transfer its rights and licenses under the agreement described above.

               "Wellcogen", "Wellcolex", "Staphaurex", "Staphaurex Plus", "Streptex", "REVEAL", "Murex", "SUDS" and "SAM" are among the registered or licensed trademarks of the Murex Group. MDC has also applied for a trademark for "Information for Life". Under the terms of the acquisition of the diagnostics division of Wellcome, the Murex Group has the right to continue to use the name "Well" in connection with acquired products until August, 2000.

               The Murex Group holds various patents on current and potentially valuable technologies in multiple countries. The exploitation of potential value is anticipated through a combination of product development and/or licensing of technology for use by others.

               MDC has licensed certain of its patented technologies to third parties. MDC completed a non-exclusive, out-licensing transaction during the second quarter of 1994 by licensing technology acquired as part of the 1992 acquisition of the diagnostics division of Wellcome to Abbott. This transaction provided MDC with a $10 million minimum license fee to be paid over four years. MDC received $4, million, $2 million and $2 million in 1994, 1995 and 1996, respectively. MDC received the final $2 million of the guaranteed $10 million minimum license fee in January 1997. Furthermore, MDC earned an additional $100,000 and $878,000 in 1995 and 1996, respectively, as a result of minimum royalty levels being exceeded. The underlying revenue stream associated with this licensing agreement has been growing at approximately 40% per year. It continues to remain strong and growing and the Company expects the minimum royalty levels to continue to be exceeded until the expiration of the patent in the year 2004. Therefore, as of 1998, the Company anticipates receiving at least $3 million per year from this licensing arrangement.

               The Murex Group also relies on unpatented technology and know-how. There can be no assurance that others will not obtain access to, or independently develop, such know-how. The Murex Group also protects their proprietary information through confidentiality agreements executed by all management employees.

          GOVERNMENT REGULATION

               The manufacture and marketing of in vitro diagnostic products are governed by a variety of statutes and regulations in the United States and by comparable laws and regulations in other countries. Some countries do not have any such statutes and regulations. The process mandated by the FDA for approval of a diagnostic product differs depending on whether the product is classified as a medical device or a biological product.

               FDA approval may be obtained to market medical device products in the United States through a pre-market notification filing, or 510(k) submission, for a device that is substantially equivalent to devices on the market. The review period can be in excess of 200 days, depending on the device's complexity, from the date of filing the application. Affirmative FDA action is required before marketing may proceed. Medical devices not substantially equivalent to devices already on the market must undergo a more elaborate approval process requiring the submission to the FDA of an application for pre-market approval ("PMA") containing substantial technical, manufacturing and clinical data.

               Approval by the FDA of a biological product (rather than a medical device product ) for human use, such as the SUDS(R) HIV-1 test, which was approved by the FDA in 1992, is a multi-step process. The process includes: (a) pre-clinical laboratory and animal tests, (b) submission to the FDA of an application for an Investigational New Drug exemption ("IND"), which must become effective before human clinical trials may commence, (c) human clinical trials to establish the safety and effectiveness of the product, (d) submission to the FDA of a Product License Application ("PLA"), which summarizes the results of clinical studies, and a related Establishment License Application ("ELA") for the licensing of the product's manufacturing processes and facilities, (e) FDA approval of the PLA and ELA, and, (f) FDA evaluation and release of each manufactured lot prior to distribution. An ELA provides information on the results of the clinical tests as well as the details of the manufacturing process, such as raw material suppliers, manufacturing equipment, quality control and assurance procedures, and product labeling. Additionally, an ELA discloses the qualifications of the personnel involved in product development, manufacturing and testing. FDA's review of an ELA entails examination of such data and information as well as inspection of the facilities that will be used for the manufacture of the product. MBL's UK manufacturing facility is certified to ISO 9001, an international quality management system standard for design, manufacture and distribution of in vitro diagnostic kits and systems.

               Although the Murex Group anticipates additional FDA and foreign approvals, it is not possible to estimate when the application and review processes will be completed with respect to a given product or facility. There can be no assurance that additional approvals from the FDA or other foreign regulators will be granted.

               The Murex Group is also subject to various federal, state and local laws and regulations relating to working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, includined in connection with research work and preclinical and clinical trials and testing. The extent of government regulation which might result from future legislation or administrative action cannot be accurately predicted.

          EMPLOYEES

               As of February 28, 1997, IMTC through its subsidiaries, had 641 full time employees located world wide, 60 of whom were involved in research and development, 218 in manufacturing and 278 in sales and marketing. All other employees perform executive and administrative functions. Certain Murex Group employees are represented by seven separate unions which include approximately 105 employees, primarily in manufacturing and sales in the United Kingdom, Italy and France. Management considers all of its relations with its employees, both union and non-union, to be good.


          ITEM 2.  PROPERTIES

               MBL researches, develops, manufactures and ships its products from a 100,000 square foot facility located in Dartford, England, leased from Glaxo-Wellcome Limited through 2000, subject to a five year extension. MDI manufactures in a 41,000 square foot facility located in Norcross, Georgia, leased through December 1999. Subsidiary sales office leases in various countries generally expire at various times through 1999.

               The Murex Group believes its facilities are adequate and suitable for its current and anticipated manufacturing, research, development, marketing and administrative operations for the foreseeable future.

          ITEM 3.  LEGAL PROCEEDINGS

             (a) United Kingdom Tax Dispute:

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

             (b) Class Actions:

                 Four class action lawsuits were instituted on behalf of all persons who had purchased IMTC's securities between May 21, 1992 and August 19, 1992 against IMTC, two executive officers of IMTC, and Messrs. Edward J. DeBartolo, Sr. (now deceased) and Edward J. DeBartolo, Jr., in the Southern District of Texas, Houston Division. In January 1993, the class actions were voluntarily transferred to the United States District Court, Eastern District of New York. The complaints alleged that the defendants omitted and/or misrepresented material facts about IMTC which resulted in artificially inflating the market price of IMTC's securities permitting, in part, Messrs. DeBartolo, Sr. and DeBartolo, Jr. to sell their IMTC securities in violation of the federal and Texas securities laws. One further action alleged violations of insider trading rules under the federal securities laws. The defendants answered denying the allegations in the complaints. During 1996, the parties agreed to settle all outstanding claims for $5.4 million, a portion of which has been paid by IMTC into escrow held by the claims administrator. In accordance with the Stipulation Settlement Agreement, Edward J. DeBartolo, Jr. and the Estate of Edward J. DeBartolo, Sr. each transferred 92,943 common shares of the Company's stock to the Company to be used as their portion of the settlement. The claims administrator is currently qualifying claimants and management expects this matter to be finalized during the first half of 1997.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                       PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

               IMTC's Common Shares have been listed and traded on the Nasdaq National Market System ("Nasdaq") under the symbol "MURXF" since June 1, 1995. From December 11, 1990 to May 31, 1995, IMTC's Common Shares were listed and traded on The Toronto Stock Exchange and the American Stock Exchange under the symbol "MXX".

               The following tables set forth the quarterly high and low closing sale prices of the Common Shares on the American and Toronto Stock Exchanges from January 1, 1995 to May 31, 1995, and for Nasdaq from June 1, 1995 to December 31, 1996. As of March 14, 1997, the noon buying rate as reported by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was Cdn. $1.3636 = U.S. $1.00.

                                                   Calendar Year
                                                        1996
          ---------------------------------------------------------
          NASDAQ Stock Exchange
          (Expressed in U.S. Dollars)              High       Low
          ---------------------------------------------------------

          First Quarter                           $3.63     $2.38
          Second Quarter                           4.63      2.63
          Third Quarter                            6.38      3.00
          Fourth Quarter                           7.63      5.25

          ----------------------------------------------------------
          American Stock Exchange
          (Expressed in U.S. Dollars)              High       Low
          ----------------------------------------------------------

          First Quarter                           $  --     $  --
          Second Quarter                             --        --
          Third Quarter                              --        --
          Fourth Quarter                             --        --


          ----------------------------------------------------------
          Toronto Stock Exchange
          (Expressed in Canadian Dollars)          High       Low

          First Quarter                           $  --     $  --
          Second Quarter                             --        --
          Third Quarter                              --        --
          Fourth Quarter                             --        --



                                                  Calendar Year
                                                       1995
          ----------------------------------------------------------
          NASDAQ Stock Exchange
          (Expressed in U.S. Dollars)               Low      High
          ----------------------------------------------------------

          First Quarter                              --        --
          Second Quarter                             --        --
          Third Quarter                           $5.48     $2.81
          Fourth Quarter                           4.75      2.75

          ----------------------------------------------------------
          American Stock Exchange
          (Expressed in U.S. Dollars)              High       Low
          ----------------------------------------------------------

          First Quarter                           $4.13     $3.38
          Second Quarter                           4.13      3.38
          Third Quarter                              --        --
          Fourth Quarter                             --        --

          ----------------------------------------------------------
          Toronto Stock Exchange
          (Expressed in Canadian Dollars)          High       Low
          ----------------------------------------------------------

          First Quarter                           $6.13     $4.80
          Second Quarter                           5.63      4.25
          Third Quarter                              --        --
          Fourth Quarter                             --        --


          SHAREHOLDERS

               As of March 14, 1997, IMTC had 16,285,011 Common Shares held by approximately 702 holders of record. The number of holders do not include all individuals with a beneficial interest in IMTC's Common Shares.

          DIVIDEND POLICY

               IMTC has never paid a cash dividend on its Common Shares and has no plans to pay cash dividends in the foreseeable future.
          The policy of IMTC's Board of Directors is to retain any earnings for use in the operation and expansion of business and the Bank of America line of credit facility prohibits the payment of any IMTC dividends except those paid in common stock.

          ITEM 6.   SELECTED FINANCIAL DATA

          -----------------------------------------------------------------
                                                  Year Ended December 31,
                                               ----------------------------
                                               1996       1995        1994
          -----------------------------------------------------------------
          CONSOLIDATED STATEMENTS OF        (In thousands of U.S. Dollars,
          OPERATIONS DATA                       except per share data)


          Product sales                  $ 99,881      $92,394     $93,192
          License fees                        970                    9,250
                                         ---------------------------------
          Total revenues                  100,851       92,394     102,442

          Cost and expenses:
            Cost of products sold          34,887       30,181      24,353
            Research & development          6,369        7,426       6,372
            General & administrative       25,803       24,418      22,399
            Sales & marketing              29,523       26,898      23,586
            Royalty expense                (2,799)       8,365       9,599
            Restructuring costs             2,100
            All other expenses              1,542       (1,016)        547
                                         ---------------------------------
          Total costs & expenses           97,425       96,272      86,856

          Operating income (loss)           3,426       (3,878)     15,586
          Interest expense, net              (643)        (167)       (632)
          Settlement of litigation                      (3,123)
          All other income (expense), net    (934)         558        (730)
                                         ---------------------------------

          Net income (loss)                $1,849      $(6,610)    $14,224
                                         =================================

          Net income (loss) per
               common share                 $0.11       $(0.40)      $0.85
          Weighted average common
               shares outstanding          16,511       16,381      16,739
          Cash dividends                        0            0           0




                                           Year Ended December 31,
                                           -----------------------
                                               1993       1992
          --------------------------------------------------------
          CONSOLIDATED STATEMENTS OF      (In thousands of U.S. Dollars,
          OPERATIONS DATA                     except per share data)


          Product sales                      $79,689       $72,097
          License fees                            36            92
                                             ---------------------
          Total revenues                      79,725        72,189

          Cost and expenses:
            Cost of products sold             24,368        24,149
            Research & development             5,967         8,237
            General & administrative          15,746        18,607
            Sales & marketing                 22,357        27,551
            Royalty expense                    6,430         2,737
            Restructuring costs                              8,574
            All other expenses                 1,091           131
                                             ---------------------
          Total costs & expenses              75,959        89,986

          Operating income (loss)              3,766       (17,797)
          Interest expense, net                 (917)         (545)
          Settlement of litigation
          All other income (expense), net       (175)          745
                                             ---------------------

          Net income (loss)                  $ 2,674      $(17,597)
                                             =====================

          Net income (loss) per
               common share                     $0.16       $(1.17)
          Weighted average common
               shares outstanding             16,340        15,007
          Cash dividends                           0             0







                                                   At December 31,
                                         ----------------------------------
                                               1996       1995        1994
          -----------------------------------------------------------------
          CONSOLIDATED                      (In thousands of U.S. Dollars)
          BALANCE SHEET DATA


          Total assets                    $95,113      $85,748     $85,643
          Long term debt and redeemable
            preference shares               9,638            0           0




                                                  At December 31,
                                             ---------------------
                                                  1993       1992
          --------------------------------------------------------
          CONSOLIDATED                     (In thousands of U.S. Dollars)
          BALANCE SHEET DATA


          Total assets                       $58,966      $59,844
          Long term debt and redeemable
            preference shares                      0        1,754

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This report contains or refers to forward-looking information including future revenues, products, and income and is based upon current expectations that involve a number of business risks and uncertainties. Among the factors that could cause actual results to differ materially from any forward-looking statement include, but are not limited to, technological innovations of competitors, changes in health care regulations and reimbursements, litigation claims, changes in foreign economic conditions or currency translation, product acceptance, government approvals or changes in government regulation of the Company's products, as well as other factors discussed in other Securities and Exchange Commission filings for the Company.

          FINANCIAL CONDITION

               During the year ended December 31, 1996, IMTC and the Murex Group (collectively referred to herein for consolidated financial purposes only as the "Company"), returned to profitability, maintained positive working capital and secured a $15 million line of credit to meet its capital needs.

          Litigation and Technology Disputes

               The Murex Group's business utilizes newly developed technologies that include patents on processes and devices. These types of technologies are the focal point for the biotechnology industry. The ownership and patentability of such processes or devices have become increasingly complex, resulting in competitive claims of ownership within the industry.

               IMTC and several subsidiaries of the Murex Group were involved in several lawsuits, including technology patent issues, which were settled during 1996. The Company is not presently the defendant in any material judicial proceeding. The Company has remaining obligations related to these matters, which have been accrued in the consolidated financial statements. The Company is vigorously pursuing its patent infringement suit in which the Company is the plaintiff against Abbott, and continues to defend one UK Inland Revenue Claim, both of which are discussed below.

               On July 2, 1996, MDC filed a patent infringement suit against Abbott Laboratories seeking injunctive relief against Abbott and damages for infringement of a patent held by MDC for a particle bound binding component immunoassay. The suit alleges that two Abbott systems, the Abbott IMx Immunoassay and the Abbott AxSYM System, infringe one or more claims of the patent.

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

               During October 1995, Her Majesty's Customs and Excise Tax required MDL to pay approximately $900,000 in Value Added Tax ("VAT") related to its central cost allocation agreements with its subsidiaries. Management believed this assessment was incorrect and lodged an appeal. In July 1996, the UK Tribunal ruled in the Company's favor and this assessment was withdrawn. In addition to receiving a refund of the $900,000 assessment, the Company received compound interest and expenses related to defending its position.

          Liquidity and Capital Resources

               The Company has sufficient cash resources and adequate working capital to carry on its current business and meet existing capital requirements. Cash and working capital totaled $9.7 million and $41.5 million, respectively at December 31, 1996. The Company used $4.9 million cash from operating activities, mainly to fulfill its obligations under the Chiron and class action settlements obtained during 1996. On November 12, 1996, the Company entered into a three year, $15 million asset-based line of credit facility with Bank of America, which is collateralized by the accounts receivable and inventory of its U.S., U.K. and Barbados subsidiaries. As of December 31, 1996, there was $3.0 million of availability remaining under this facility, net of a letter of credit outstanding of $856. The credit facility was drawn upon for, among other things, payments associated with the Innogenetics alliance, working capital and ongoing business activities. On December 11, 1996, management entered into an interest rate swap agreement with the lender that fixed the interest rate at 8.9% for a notional principal amount of $8.0 million.

               The Company's working capital and capital requirements will depend upon numerous factors: the results of research and development, the levels of resources devoted to the establishment and expansion of marketing and manufacturing, technological developments, and the timing and costs of obtaining approvals for new products. Depending on the outcome of these factors, the Company may need to raise additional funds in the future for use to fund acquisitions, complete products in development, and for general purposes. There are no assurances that such funds will be available on favorable terms, if at all.

               MDC completed a non-exclusive, out-licensing transaction during the second quarter of 1994 by licensing technology acquired as part of the 1992 acquisition of the diagnostics division of Wellcome to Abbott. This transaction provided MDC with a $10 million minimum license fee to be paid over four years. MDC received $4, million, $2 million and $2 million in 1994, 1995 and 1996, respectively. MDC received the final $2 million of the guaranteed $10 million minimum license fee in January 1997. Furthermore, MDC earned an additional $100,000 and $878,000 in 1995 and 1996, respectively, as a result of minimum royalty levels being exceeded. The underlying revenue stream associated with this licensing agreement has been growing at approximately 40% per year. It continues to remain strong and growing and the Company expects the minimum royalty levels to continue to be exceeded until the expiration of the patent in the year 2004. Therefore, as of 1998, the Company anticipates receiving at least $3 million per year from this licensing arrangement.

               During February 1996, MDC entered into an exclusive distribution, development and license agreement with Innogenetics to develop and market gene probe products for the monitoring of patients and the classification of viral diseases. Under the terms of the agreement, MDC paid $5.9 million during 1996 and will pay $1.6 million during 1997 to Innogenetics for the exclusive rights to distribute Innogenetics' LiPA products, excluding HCV, for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. Also under this agreement, MDC shall fund agreed-upon research and development programs, beginning in 1998 and for each of the following 13 years in an amount equal to 20% of the Murex Group's net sales of Innogenetics' products, subject to a cap.

               The Company anticipates that its current capital resources, availability under its line of credit facility, and anticipated profitability will enable it to maintain planned operations for the foreseeable future.

          Management Outlook

               The key to the Company's growth is the ability to identify new needs in the marketplace, and to expeditiously meet these needs through access to appropriate innovations and technologies, and to rapidly incorporate them into the Murex Group's product line. However, there can be no assurance that Murex Group will successfully add a significant number of new products to its product line.

               The broadening of the Company's focus into the emerging diagnostics monitoring market should support revenue growth in the coming years. The Innogenetics distribution, developing and licensing agreement gives the Murex Group access to the rapidly growing gene probe market for monitoring patients and the classification of viral diseases. Patient monitoring has become an important and critical element of patient care and treatment. As a result, demand for superior and unique monitoring tests is rapidly growing. The Company believes it can capture a significant portion of this emerging market by strategically positioning Murex in key segments of the market including AIDS patient treatment, transplant recipients and other immune compromised patients.

               As the Company's relationship with Innogenetics demonstrates, management believes strategic ventures and licensing arrangements position the Company for the future and play an important role in the achievement of management's corporate objectives. The Company's worldwide marketing and distribution capabilities motivate companies like Innogenetics, Digene and Eurogenetics to partner with the Company in licensing agreements and product development and, thereby, contribute to the flow of new and creative products. The Company's alliances provide the Murex Group with access to technology, strengthand allow the Company to further penetrate its existing markets in blood screening and clinical diagnostics. Throughout 1997 and in the years to come, the Company will actively seek out acquisitions, strategic business alliances and other opportunities that will support the Company's future.

               Recent Murex Group product innovations, such as SAM TM, and tests for HTLV, syphilis and E-Coli, should contribute to future sales growth. In addition, new and enhanced products, created through the Company's in-house research and development endeavors, strengthened the Company's broad line of well-established virology and bacteriology products and allowed the Company to enter new markets in targeted areas around the world.

               In addition to relying on research and development and licensing of core technologies, management's operation strategy will also focus on quality, customer service, reducing costs and improving cash flows.

          ---------------------------------------------------------------------

          RESULTS OF OPERATIONS

          Year ended December 31, 1996 compared to year ended December 31, 1995

               Revenues for the year ended December 31, 1996 increased to $100,851,000 over the previous year's revenues of $92,394,000. This increase is mainly due to a $7,487,000 net increase in product sales as a result of the newly-acquired Innogenetics' product line, growth of sales in eastern Europe, South America and southeastern Asia as well as the acquisition of the Company's Canadian distributor. The net increase in product sales represents an actual increase using a constant currency basis of $8,836,000 which was partially offset by a negative foreign exchange impact of $1,349,000. License fees and royalties revenues increased to $970,000 from $0 in the previous year, primarily as a result of Abbott exceeding the minimum royalty level as defined in the 1994 agreement.

               Gross profit on product sales was 65.1% and 67.3% for the years ended December 31, 1996 and 1995, respectively. Cost of products grew $4,706,000 as a result of increased sales, increased use of direct distributors, especially for the newly-acquired Innogenetics' products, and increased sales of purchased-in products which have lower gross profit margins. Furthermore, the strengthening of the British Pound relative to the U.S. Dollar throughout 1996 caused the translated dollar equivalent cost of manufacturing in the UK to increase.

               Total operating costs and expenses, excluding cost of products sold, of $62,538,000 for the year ended December 31, 1996 reflect a net decrease of $3,553,000 over the year ended December 31, 1995. Research and development costs for 1996 were reduced by $1,057,000 due to added efficiencies in internal costs and the Company shifting its focus to forming strategic business alliances such as Innogenetics. General and administrative expenses increased $1,385,000 to $25,803,000 for 1996 as compared to $24,418,000 for 1995. This increase is due to the legal, employee compensation and other expenses associated with settling the Company's HCV patent litigation during the third quarter of 1996. Sales and marketing expenses were $29,523,000 and $26,898,000 for the years ended December 31, 1996 and 1995, respectively. The increase of $2,625,000 was driven by new product introductions, including the Innogenetics' LiPA product line, expansion into the monitoring market and further strengthening of the Company's overall distribution network. The foreign exchange loss for the year ended December 31, 1996 was $1,542,000 versus a gain of $1,016,000 for 1995. The loss is primarily attributable to the strengthening of the British pound to its four year high, as MBL (the Dartford, England manufacturing facility) carries intercompany receivables in the local currencies of the various Murex Group territories. This foreign exchange loss was further exacerbated by the weakening of
          the South African rand.   As a result of the settlement with
          Chiron and Ortho, a reversal was made to royalty accruals made in prior years, which resulted in a net credit to royalty expense of $2,799,000 for the year ended December 31, 1996. During September 1996, the Company recorded a rebefore tax. The restructuring was driven by a need to reposition the Company for its movement into the patient monitoring business. The world-wide plan will result in personnel reductions of approximately 50 people from various functions. The restructuring charge consists predominantly of costs for employee severance and other benefits, of which $1,402,000 remained accrued at December 31, 1996. Management expects the restructuring to be completed by the end of the first quarter of 1997.

               Net interest expense for the year ended December 31, 1996 was $643,000 compared to net interest income of $1,054,000 for the year ended December 31, 1995 due to the increase in long term debt from the new line of credit arrangement and the factoring of Italian receivables. The loss on liquidation of investee of $394,000 represents SDL's net loss for the year ended December 31, 1996, net of the estimated gain upon ultimate liquidation.
          As of December 31, 1996, IMTC and its subsidiaries represented predominantly all creditors of SDL; therefore, in the financial statements, the subsidiary is assumed to be fully liquidated.

          Year ended December 31, 1995 compared to year ended December 31, 1994

               Product sales for the year ended December 31, 1995 were $92,394,000 versus $93,192,000 for the comparable prior year. 1995 product sales were $798,000 behind 1994's product sales primarily due to the reduction of HCV sales in Europe and changes in the worldwide diagnostics market. The actual sales decrease using a constant currency basis was $4,986,000, largely offset by the positive foreign exchange impact of $4,188,000. Revenues for the year ended December 31, 1994 included $3,000,000 of a "sell-in" of HCV tests in anticipation of UK and German injunctions. The changes in the worldwide diagnostics market have also adversely affected sales including a healthcare workers' strike in Spain, declines in overall healthcare spending in several Western European countries due to changes in reimbursement programs that resulted in fewer diagnostic test kit orders and buying group consolidations in the United States. The Murex Group is combating these issues by expanding its business into growth markets which include Africa, the Middle East and Central and South America and by entering strategic alliances which enhance the Murex Group's product lines and add innovative technology. License fee revenues of $9,250,000 for 1994 represent the present value of the Abbott license agreement earned in the second quarter.

               Gross profit on product sales for the year ended December 31, 1995 was 67.3%, as compared with 73.9% for 1994. In 1995, cost of products sold increased, particularly in the third and fourth quarters, because of higher costs associated with producing HCV screening tests which caused an erosion of the Murex Group's gross profit margin. Pricing pressures due to healthcare policies in Europe and the necessity of licensing some products with lower margins also contributed to the decline in gross profit.

               Total operating expenses, excluding cost of products sold, of $66,091,000 for the year ended December 31, 1995 reflect a net increase of $3,588,000 over the year ended December 31, 1994. The weakness of the US dollar in 1995 increased total expenses by approximately $2,386,000 over 1994. General and administrative expenses, excluding bad debt expense, increased $1,118,000 to $22,736,000 for the year ended December 31, 1995. The Murex Group's legal and professional fees associated with its HCV litigation increased $2,257,000 over the prior year. The total 1995 increase in general and administrative expense was less than the HCV legal expense increase because general and administrative expenses in 1994 also included expenses associated with the Abbott licensing in May and employee incentive, retirement and termination payments. Bad debt expense increased $1,001,000 to $1,682,000 for 1995 primarily as a result of credit losses on Eastern European sales. Sales and marketing of $26,898,000 for the year reflects a $3,312,000 increase over the 1994 amounts. This increase was a result of increased presence by the Murex Group in the German, Eastern European, African, Middle Eastern and South American markets. Foreign exchange gain for the year ended December 31, 1995 of $1,016,000 reflects a $1,563,000 increase from the 1994 foreign exchange loss of $547,000. The increase is primarily attributable to the strengthening of values in German Mark, French Franc, Spanish Peseta, and Italian Lira currency based amounts due to MDL. The decrease in royalties expense from $9,599,000 for the year ended December 31, 1994 to $8,365,000 for the year ended December 31, 1995 is due to lower sales of products with high royalty rates.

               The increase in interest income versus the prior year is a result of interest related to the Abbott license and higher overall cash in the Company during 1995. Interest expense for the year ended December 31, 1995 of $167,000 represented a decrease of $465,000 from 1994. This net decrease is due to management's decision to voluntarily reduce factoring of Italian receivables during 1994.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          International Murex Technologies Corporation
          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                      ---------------------
          (In Thousands of U. S. Dollars)              1996          1995
          -----------------------------------------------------------------

          ASSETS

          CURRENT ASSETS
            Cash and cash equivalents                 $ 9,723       $15,771
            Accounts receivable, net of allowance
               for doubtful accounts of $3,174
               and $3,410, respectively                33,718        34,836
            Inventories                                21,534        16,941
            Amounts due from affiliates                 4,415
            Prepaid and other                           1,207         2,851
                                                      ---------------------

          Total current assets                         70,597        70,399
          -----------------------------------------------------------------

          PROPERTY, PLANT AND EQUIPMENT-
            at cost less accumulated depreciation
            and amortization                           10,091         9,231

          PATENTS, TRADEMARKS AND LICENSES-
              at cost less accumulated amortization     5,738           229

          OTHER ASSETS                                  8,687         5,889
                                                       --------------------

          TOTAL                                       $95,113       $85,748
          =================================================================

          See notes to consolidated financial statements.

                                                           December 31,
                                                      --------------------
                                                       1996          1995
          ----------------------------------------------------------------

          LIABILITIES AND SHAREHOLDERS' EQUITY

          CURRENT LIABILITIES:
              Trade accounts payable                   $9,757       $7,586
              Borrowings under line of credit                           44
              Accrued expenses:
                 Professional fees                      2,222        2,502
                 Royalty payments                       1,978       13,397
                 Employee related                       5,985        3,963
                 Income taxes payable                   1,508        1,709
                 Litigation settlements                 3,310        2,910
                 Restructuring                          1,402
                 Other                                  2,809        3,551
              Current portion of capitalized
                 lease obligations                        151          229
                                                       -------------------

          Total current liabilities                    29,122       35,891
          ----------------------------------------------------------------

          DEFERRED RENT                                    77           80

          LINE OF CREDIT                                9,638

          CAPITALIZED LEASE OBLIGATIONS,
             less current portion                          93          246

          COMMITMENTS AND CONTINGENCIES

          SHAREHOLDERS' EQUITY
          Common shares, without par value,
             200,000,000 shares authorized;
             16,578,853 and 16,688,931 shares
             issued, respectively                      84,460       84,136
          Additional paid-in capital                   13,906       13,906
          Accumulated deficit                         (41,655)     (43,504)
          Less cost of  286,929 and 532,243
             common shares held in treasury,
             respectively                              (1,085)      (1,514)
          Unrealized gain on marketable securities      4,405
          Accumulated currency translation adjustment  (3,848)      (3,493)
                                                       -------------------

          Shareholders' equity                         56,183       49,531
          ----------------------------------------------------------------

          TOTAL                                       $95,113      $85,748
          ================================================================


          See notes to consolidated financial statements.

     International Murex Technologies Corporation
     CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Year Ended December 31,
                                            --------------------------------
     (In Thousands of U.S. Dollars,
     except per share data)                   1996       1995       1994
     -----------------------------------------------------------------------

     REVENUES:
        Product sales                        $99,881    $92,394    $93,192
        License fees and other (See              970                 9,250
          Note 6)                    ---------------------------------------

     Total revenues                          100,851     92,394    102,442

     COSTS AND EXPENSES:
        Cost of products sold                 34,887     30,181     24,353
        Research and development               6,369      7,426      6,372
        General and administrative            25,803     24,418     22,399
        Sales and marketing                   29,523     26,898     23,586
        Foreign exchange loss (gain)           1,542     (1,016)       547
        Royalty (credit) expense              (2,799)     8,365      9,599
        Restructuring expense                  2,100
                                          ----------------------------------

     Total costs and expenses                 97,425     96,272     86,856
     -----------------------------------------------------------------------

     INCOME (LOSS) FROM OPERATIONS             3,426     (3,878)    15,586

     Interest income                             663      1,221        802
     Interest (expense)                       (1,306)      (167)      (632)
     Gain on asset disposals                      90        108         33
     Settlement of litigation                            (3,123)
     Loss on liquidation of investee            (394)
     Other income (expense)                      386       (289)        99
                                         -----------------------------------
     INCOME (LOSS) BEFORE INCOME TAXES         2,865     (6,128)    15,888

     Income tax expense                       (1,016)      (482)    (1,664)
                                        ------------------------------------

     NET INCOME (LOSS)                        $1,849     (6,610)    14,224
     =======================================================================

     Net Income (Loss) per common share        $0.11     $(0.40)     $0.85
                                               =====     ======      =====

     Weighted Average Common
       Shares Outstanding (in thousands)      16,511     16,381     16,739
                                              ======     ======     ======



     See notes to consolidated financial statements.

     International Murex Technologies Corporation
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

     (In Thousands of U.S. Dollars, except share data)
     --------------------------------------------------------------------------


                                              Common Stock           Additional
                                           ---------------------      Paid-In
                                             Shares      Amount       Capital
     --------------------------------------------------------------------------

      January 1, 1994                   16,746,217       $83,952     $13,906

      Registration costs                                     (19)

      Issued for additional
        shares of Murex Corporation         23,294           108

      Issued pursuant to employee
        stock purchase plan                  9,114            41

      Effect of 1990 one for seven
        share consolidation                     21

      Net income

      Foreign currency translation
                                       ----------------------------------------
      December 31, 1994                 16,778,646        84,082      13,906

      Issued pursuant to employee
        stock purchase plan                 17,375            54

      Shares repurchased for treasury

      Retirement of escrowed shares       (107,144)

      Issued in exchange for subsidiary
        shares                                  54

      Net loss

      Foreign currency translation
                                       -----------------------------------------
      December 31, 1995                 16,688,931        84,136      13,906

      Issued pursuant to employee stock
        purchase plan                       23,297            91

      Exercise of employee stock options    15,900            50

      Issued as stock compensation         281,925         1,695

      Shares tendered to treasury

      Retirement of treasury shares       (431,200)       (1,509)

      Unrealized gain on marketable
        securities

      Net income

      Foreign currency translation
                                        ----------        ------      ------
      December 31, 1996                 16,578,853       $84,460     $13,906
                                        ==========        ======      ======


      ------------------------------------------------------------------------
                                                                    Unrealized
                                                                      Gain on
                                        Accumulated    Treasury     Marketable
                                          Deficit       Shares      Securities
      ------------------------------------------------------------------------

      January 1, 1994                    $(51,118)   $     (5)        $    0

      Registration costs

      Issued for additional
        shares of Murex Corporation

      Issued pursuant to employee
        stock purchase plan

      Effect of 1990 one for seven
        share consolidation

      Net income                           14,224

      Foreign currency translation
                                         -------------------------------------
      December 31, 1994                   (36,894)         (5)             0

      Issued pursuant to employee
        stock purchase plan

      Shares repurchased for treasury                  (1,509)

      Retirement of escrowed shares

      Issued in exchange for
        subsidiary shares

      Net loss                             (6,610)

      Foreign currency translation
                                         -------------------------------------
      December 31, 1995                   (43,504)     (1,514)             0

      Issued pursuant to employee
        stock purchase plan

      Exercise of employee stock
        options

      Issued as stock compensation

      Shares tendered to treasury                      (1,080)

      Retirement of treasury shares                     1,509

      Unrealized gain on marketable
        securities                                                     4,405

      Net income                            1,849

      Foreign currency translation
                                           ------       -----          -----
      December 31, 1996                  $(41,655)    $(1,085)        $4,405
                                           ======       =====          =====



      ---------------------------------------------------------------------
                                           Accumulated
                                            Currency              Total
                                           Translation         Shareholders'
                                            Adjustment            Equity
      ---------------------------------------------------------------------

      January 1, 1994                        $(6,859)             $39,876

      Registration costs                                              (19)

      Issued for additional shares
       of Murex Corporation                                           108

      Issued pursuant to employee
        stock purchase plan                                            41

      Effect of 1990 one for seven
        share consolidation

      Net income                                                   14,224

      Foreign currency translation             2,274                2,274
                                            -------------------------------
      December 31, 1994                       (4,585)              56,504

      Issued pursuant to employee
        stock purchase plan                                            54

      Shares repurchased for
       treasury                                                    (1,509)

      Retirement of escrowed
       shares

      Issued in exchange for
       subsidiary shares

      Net loss                                                     (6,610)

      Foreign currency translation             1,092                1,092
                                            -------------------------------
      December 31, 1995                       (3,493)              49,531

      Issued pursuant to employee
       stock purchase plan                                             91

      Exercise of employee stock
       options                                                         50

      Issued as stock compensation                                  1,692

      Shares tendered to treasury                                  (1,080)

      Retirement of treasury
       shares

      Unrealized gain on
       marketable securities                                        4,405

      Net income                                                    1,849

      Foreign currency translation              (355)                (355)
                                              ------               ------
      December 31, 1996                      $(3,848)             $56,183
                                              ======               ======



     See notes to consolidated financial statements.

     International Murex Technologies Corporation
     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended December 31,
                                                 -----------------------------
     (In Thousands of U.S. Dollars)              1996        1995        1994
     -------------------------------------------------------------------------

     OPERATING ACTIVITIES:

     Net income (loss)                         $1,849      $(6,610)   $14,224

     Adjustments to reconcile
        net income (loss) to net
        cash provided by (used in)
        operating activities:

          Depreciation                          3,519        4,199      4,030

          Amortization                            459           85        140

          Write-off of goodwill                                           108

          Gain on sale of property
            and equipment                         (90)        (108)       (33)

          Non-cash compensation                 1,692

          Changes in assets and liabilities:

              Accounts receivable               1,118       (3,074)    (9,850)

              Inventories                      (4,593)      (1,154)    (1,925)

              Prepaid and other assets         (1,088)       1,388     (4,909)

              Trade accounts payable            2,171        1,999        106

              Accrued expenses                 (9,963)       5,444      9,926
     -------------------------------------------------------------------------
        Net cash (used in) provided by         (4,926)       2,169     11,817
          operating activities
     -------------------------------------------------------------------------

     INVESTING ACTIVITIES:

     Proceeds from sale of property and           269          265         74
     equipment

     Additions to property and equipment       (4,558)      (4,994)    (5,392)

     Additions to patents and licenses         (5,968)        (101)       (87)

     Investment in Digene Corporation                                  (3,092)
     -------------------------------------------------------------------------
        Net cash used in investing            (10,257)      (4,830)    (8,497)
           activities
     -------------------------------------------------------------------------

     FINANCING ACTIVITIES:

     Increase (decrease) in borrowings under    9,638           40         (3)
     line of credit

     Reduction of other long-term liabilities    (289)        (458)      (145)

     Proceeds from issuance of common shares      141           54         41

     Repurchase of shares for treasury                      (1,509)
     -------------------------------------------------------------------------
        Net cash provided by (used in)          9,490       (1,873)      (107)
           financing activities
     -------------------------------------------------------------------------

     Effect of Exchange Rate Changes on Cash     (355)       1,092      2,274

     Net (Decrease) Increase in Cash and Cash  (6,048)      (3,442)     5,487
     Equivalents

     Cash and Cash Equivalents at Beginning    15,771       19,213     13,726
     of Period
     -------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF       $9,723      $15,771    $19,213
     PERIOD
     -------------------------------------------------------------------------

     Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                    $1,306       $  148     $  632

     Cash paid for income taxes                $1,140       $1,348     $1,217

        International Murex Technologies Corporation
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
        (In Thousands of U.S. Dollars)

        SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

             Unpaid acquisition costs totaled $0, $750 and $750 at December 31, 1996, 1995, and 1994, respectively.

             During the years ended December 31, 1996, 1995 and 1994, the Company entered into capital lease obligations of approximately $63, $53 and $155, respectively.

               During the year ended December 31, 1994, IMTC recorded $19 of previously recorded deferred warrant registration costs as a reduction to common stock.

             During the year ended December 31, 1994, IMTC issued 23,294 common shares to minority shareholders of Murex Corporation in exchange for their shares of Murex Corporation.


        See notes to consolidated financial statements.

          International Murex Technologies Corporation
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (In Thousands of U.S. Dollars, except share amounts)

               ------------------------------------------------------------
          1.   NATURE OF THE COMPANY AND BASIS OF PRESENTATION:

               International Murex Technologies Corporation ("IMTC"), has many separately incorporated subsidiaries operating throughout the world under the Murex name (the "Murex Group"). The Murex Group develops, manufactures and markets medical diagnostic products and provides medical services for the screening, diagnosis and monitoring of infectious diseases and other medical conditions. (IMTC and the Murex Group are collectively referred to herein for consolidated financial purposes only as the "Company".)

               The accompanying financial statements include IMTC and its wholly-owned, separately incorporated subsidiaries doing business in various territories generally under the name Murex Diagnostics, Murex Holdings Corporation ("MHC"), a Delaware corporation; and MHC's majority owned subsidiary; Murex Corporation ("Murex"), a Delaware corporation; and Murex's wholly owned subsidiaries. In August 1995, Murex, a majority-owned subsidiary was merged with MHC and subsequently into Murex Diagnostics, Inc. ("MDI"). The previous minority interest's portion of Murex's continued losses in excess of their basis has not been recorded because management considers that it is not currently realizable. At December 31, 1996, the U.S. subsidiaries were further consolidated by merging the U.S. holding company, IMTC Holdings, Inc. into MDI.

               Effective January 1, 1996, IMTC's United Kingdom ("UK") operating business was restructured into two companies, Murex Diagnostics Limited ("MDL") and Murex Biotech Limited ("MBL"). MDL subsequently changed its name to Specialist Diagnostics Limited ("SDL") and entered voluntary liquidation. MDL retained the business encompassing the sale in the UK of all of the Company's HCV products and the manufacturing of the HCV serotyping test. All other MDL business was sold to another of IMTC's UK subsidiaries, MBL. SDL entered voluntary liquidation following the British High Court ruling that an interim cash security of $9.3 million be posted by SDL relating to its then ongoing patent litigation with Chiron and Ortho. Co-liquidators have been appointed. As of December 31, 1996, IMTC and its subsidiaries represented predominantly all creditors of SDL. In the consolidated financial statements, the subsidiary is assumed to be fully liquidated, and management expects to ultimately receive net proceeds of $4,415 after settlement of all liquidation costs which is reflected as of December 31, 1996 as amounts due from affiliates..

          2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles and reflect the following policies:

               (A) CASH EQUIVALENTS: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

               (B) ACCOUNTS RECEIVABLE: Accounts receivable include amounts due from customers in Italy and Spain which, if not factored, may take approximately one year to collect. An allowance for estimated doubtful accounts is provided, as considered appropriate, based on identification of specific uncollectible receivables.

               (C) INVENTORIES: Stated at the lower of cost (first-in, first-out method) or market.

               (D) PROPERTY, PLANT AND EQUIPMENT: Stated at cost less accumulated depreciation. Depreciation is provided by the straight-line method over the useful lives of the assets, forty years for buildings, three to ten years for equipment and furniture, and the lesser of the useful life or the term of the lease for leasehold improvements.

               (E) PATENTS, TRADEMARKS AND LICENSES: Costs incurred for legal expenses in connection with obtaining patent protection, trademark rights and licenses for certain
                    technology have been deferred.   Amortization of such
                    costs is provided by the straight-line method over five years for patents and trademarks and over the life of the agreement, not to exceed seven years, for license agreements.

               (F) INVESTMENTS: The Company accounts for its long-term investment in the marketable securities of Digene Corporation in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities."

               (G) INCOME TAXES: Deferred income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") and reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards.

               (H) REVENUE: Revenue is recognized at the time product is shipped or when contract services are rendered .

               (I) RESEARCH AND DEVELOPMENT: Research and development costs include primarily salaries and benefits, rent, laboratory materials and supplies, consulting fees, and subcontract costs, and are expensed in the period incurred.

               (J) FOREIGN EXCHANGE: The reporting currency for the Company is the U.S. dollar. The functional currency for all operations is the respective local currency. The translation of all foreign currencies into U.S. dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet date, for equity accounts at historical rates, and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the translation of subsidiary financial statements and intercompany foreign currency transactions that are of a long-term investment nature are classified as accumulated currency translation adjustments within shareholders' equity. The gains and losses relating to all other transactions have been included in the consolidated statements of operations.

               (K) STOCK BASED COMPENSATION: Accounting for stock options issued to employees and non-employees directors is based upon the "intrinsic value" method set forth in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accounting for stock options issued to non-employees prior to December 16, 1995 is also based upon APB 25. Accounting for stock options issued to non-employees (excluding non-employee directors) after December 15, 1995 is based upon the "fair value" method set forth in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." See footnote 12 for further discussion of SFAS 123.

               (L) NET INCOME (LOSS) PER COMMON SHARE: Common share equivalents are considered in the computation of weighted average number of shares and earnings per share for a profitable period, by dividing net income by the average number of common shares and common share equivalents outstanding. Common share equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants using the treasury stock method. The calculation of loss per common share excludes the effect of common share equivalents as such effect is antidilutive.

               (M) PERVASIVENESS OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               (N) RECLASSIFICATIONS: Certain reclassifications of prior year amounts have been made to conform to the current year financial statement reporting format.

          3.   EQUITY INVESTMENT IN DIGENE CORPORATION:

               IMTC's subsidiary, Murex Diagnostics Corporation ("MDC"), owns approximately 6.5% of the common shares outstanding of Digene Corporation. In accordance with the provisions of SFAS 115, the Company has classified the investment as "available for sale" and reported it at fair value in the Other Assets section of the balance sheet, with the unrealized gain credited to a separate component of shareholders' equity. At December 31, 1996, the fair market value of the investment was $7,497 with unrealized holding gains of $4,405.

          4.   INVENTORIES:
                                             December 31,      December 31,
                                                 1996               1995
                                             -------------     ------------

               Raw materials and supplies      $ 5,911            $ 4,842
               Work in process                  10,734              8,246
               Finished goods                   10,379              7,807
                                               -------            -------

               Total inventories                27,024             20,895

               Less inventory reserves          (5,490)            (3,954)
                                               -------            -------

               Total inventories, net          $21,534            $16,941
                                               =======            =======

          5.   PROPERTY, PLANT AND EQUIPMENT:

                                             December 31,      December 31,
                                                 1996               1995
                                             -------------     ------------

               Furniture and office
                  equipment                    $ 8,585           $  7,101
               Equipment                        16,524             13,460
               Leasehold improvements            2,316              2,121
                                               -------           --------

               Total                            27,425             22,682
               Less accumulated depreciation
                 and amortization              (17,334)           (13,451)
                                               -------           --------

               Property, plant and
                   equipment, net             $ 10,091           $  9,231
                                              ========           ========

          6.   TECHNOLOGY LICENSING AGREEMENTS:

               MDC completed a non-exclusive, out-licensing transaction during the second quarter of 1994 by licensing technology acquired as part of the 1992 acquisition of the diagnostics division of Wellcome to Abbott. This transaction provided MDC with a $10 million minimum license fee to be paid over four years. MDC received $4 million, $2 million and $2 million in 1994, 1995 and 1996, respectively. MDC received the final $2 million of the guaranteed $10 million minimum license fee in January 1997. Furthermore, MDC earned an additional $100,000 and $878,000 in 1995 and 1996, respectively, as a result of minimum royalty levels being
               exceeded.   Licenses have also been granted for SAM
               technology to Chiron Corporation. The Murex Group also licenses technology and products from other diagnostics manufacturers. Generally, the Murex Group pays a royalty to these companies based on its sales of the products. See Note 16.

          7.   PATENTS, TRADEMARKS AND LICENSES

                                              December 31,       December 31,
                                                 1996                1995
                                              ------------       ------------

               Patents                          $  663             $  645
               Trademarks                          159                 90
               Licenses                          6,240                359
                                                ------              -----

               Total                             7,062              1,094
               Less accumulated amortization    (1,324)              (865)
                                                ------              -----

               Total, net                       $5,738              $ 229
                                                ======              =====

          8.   BORROWINGS UNDER LINES OF CREDIT:

               On November 12, 1996, the Company entered into a three year, $15 million asset-based line of credit facility which is collateralized by the accounts receivable and inventory of its U.S., UK and Barbados subsidiaries. As of December 31, 1996, there was $9,638 outstanding and $2,993 of availability under this facility, net of a letter of credit outstanding of $856. The credit facility was drawn upon for, among other things, payments associated with the Innogenetics alliance, working capital and ongoing business activities. Interest is payable monthly at either LIBOR (5.5% at December 31, 1996) plus 2.5% or prime (8.25% at December 31, 1996).

               On December 11, 1996, the Company entered into a five year, interest rate swap agreement to reduce the impact of changes in interest rates on its LIBOR-based line of credit. The five year agreement effectively fixed the total interest rate at 8.9%, on a notional principal amount of $8 million. The Company specifically designated this interest rate swap agreement as a hedge of the line of credit, and therefore recognizes the differential paid or received as an adjustment to interest expense in the period in which it occurs. As of December 31, 1996, the fair value of the interest rate swap agreement approximated the recorded value.

               The Company's Italian subsidiary has bank credit facilities of $165 for use as working capital, discounting of certain accounts receivable and issuing performance bonds in connection with government contract bids. The facility bears interest 11.75% and is due upon demand.

               The weighted average interest rate on average outstanding debt was 8.89%, 9.66% and 9.88% for each of the years ended December 31, 1996, 1995 and 1994, respectively.

          9.   CAPITAL LEASES:

               Capitalized lease obligations for property and equipment bear interest at an imputed average rate of 22%. The leases are collateralized by equipment with an original cost of $689 and a net book value of $81 at December 31, 1996. Future minimum lease payments under capital leases with terms in excess of one year at December 31, 1996, together with the present value of minimum lease payments, are shown in the table below.

                      1997                             $ 188
                      1998                               114
                      1999                                20
                      2000                                12
                                                       -----
                      Total                              334
                      Less interest                      (90)
                                                       -----
                      Present value                      244
                      Current portion                   (151)
                                                       -----
                      Long term                        $  93
                                                       =====

          10.  OPERATING LEASES:

               The Company leases office space and certain office equipment
               under operating lease agreements.   Future minimum lease
               payments under noncancellable operating lease agreements with terms in excess of one year are as follows:

                      1997                             $1,851
                      1998                              1,418
                      1999                              1,108
                      2000                                695
                      2001                                648
                      Thereafter                          580
                                                       ------
                      Total                            $6,300
                                                       ======

               Rent expense under all operating leases amounted to approximately $1,776, $1,711, and $1,677 for each of the years ended December 31, 1996, 1995 and 1994, respectively.

          11.  INCOME TAXES:

               The taxation of a company that has operations in several countries involves many complex variables, such as differing tax structures from country to country and the effect on U.S. taxation of international earnings. These complexities do not permit meaningful comparisons between the domestic and international components of income before taxes and the provision for income taxes, and disclosures of these components do not provide indicators of relationships in future periods.

               The Company's deferred tax assets are subject to a valuation allowance that reduces the deferred tax assets at December 31, 1996 and 1995 to $0 and $1,810, respectively. The long-term portions of the deferred tax assets were $0 and $363 at December 31, 1996 and 1995, respectively. The tax effects of significant items comprising the Company's deferred taxes are as follows:


                                                          December 31,
                                                       1996         1995
                                                    ----------------------

                Deferred tax liabilities:
                   Asset basis differences           $     22     $     95
                                                     --------     --------

                Deferred tax assets:
                   Book reserves                        2,574        1,513
                   Operating loss carryforwards        12,378       13,041
                   All other                            3,040        2,824
                                                     --------     --------
                                                       17,992       17,378
                Less: Valuation allowance             (17,970)     (15,473)
                                                     --------     --------
                                                           22        1,905
                                                     --------     --------
                Deferred income taxes                $      0     $  1,810
                                                     ========     ========

               During 1996, the Company increased the beginning balance of the valuation allowance by $1,810 to reflect the liquidation of SDL. During 1995, the valuation allowance changed primarily to reflect utilization of operating loss carryforwards.

               The components of income tax expense (benefit) are as follows:

                                             1996         1995       1994
                                            ------       ------     ------

               Current                      $ 901        $ 479     $3,147
               Deferred                       115            3     (1,483)
                                           ------        -----     ------

               Total                       $1,016        $ 482     $1,664
                                           ======        =====     ======

               A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective rate is as follows:

                                            1996        1995         1994
                                           ------      ------       ------

               U.S. statutory rate         $ 974      $(2,084)    $ 5,402
               State taxes                    58         (125)        324
               Increase (decrease) in
                  valuation allowance        234         (252)       (470)
               Effect of unused
                  operating losses                      4,349
               Effect of foreign rates
                  differing from
                  U.S. statutory rate       (250)      (1,406)     (3,592)
                                          ------      -------      ------

               Total                     $ 1,016      $   482     $ 1,664
                                         =======      =======     =======

               At December 31, 1996 the Company had, for tax reporting purposes, net operating loss carryforwards of approximately $34,860, generated as follows:

                                                         Other
                                        US     Canada   Foreign     Total
                                       ----    ------   -------     -----

               1996                           $   674  $ 1,156    $ 1,830
               1995                               136    1,868      2,004
               1994                  $  724                           724
               1993                   1,076                         1,076
               1992                   3,220     1,561      851      5,632
               Prior periods         18,160     3,504    1,930     23,594
                                    -------    ------   ------    -------
               Total                $23,180    $5,875   $5,805    $34,860
                                    =======    ======   ======    =======

               The carryforwards expire for U.S. reporting purposes through 2008 and through 2002 for Canadian purposes. Other foreign jurisdiction tax loss carryforwards include European countries which generally expire in 1998 or have indefinite carryforwards. The 1996, 1995 and 1994 income tax provisions primarily represent current amounts due to various U.S. state taxing authorities and various foreign taxing authorities.

               The net operating losses include the United States net operating losses of Murex prior to the merger of Murex into MDI. Net operating loss carryforwards for income tax purposes of $9,850 are subject to an annual limitation of approximately $390 on utilization due to a change in ownership in June 1988. As of December 31, 1996, $3,315 is available to offset future taxable income.

          12.  COMMON SHARES:

               (A) ISSUANCE OF COMMON SHARES: On July 15, 1993, IMTC closed an "off-shore" placement of 710,800 units at a price of $5.25 per unit. The net proceeds were approximately $3,500. Each unit consisted of one common share of IMTC and one-half of a share purchase warrant. One full warrant entitled the holder to purchase one common share at $5.775 until July 17, 1995. The offering was made to persons resident outside of the United States pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by reason of Regulation S thereunder. As compensation, the underwriter received a 4% fee and options to purchase up to 56,864 units at an exercise price of $5.25 per unit until January 16, 1995. These options and warrants expired unexercised.

               (B) ISSUANCE OF COMMON SHARE PURCHASE WARRANTS: In February 1996, IMTC entered into an agreement with an investment banking firm. As compensation for its services the investment banker received common share purchase warrants to purchase an aggregate of 100,000 common shares exercisable for a period of two years from February 12, 1996. These warrants were issued in two lots of 50,000 with exercise prices of $4.50 and $5.50 per share, respectively, and the Company recorded an expense of $64 related to these warrants. As of December 31, 1996 all of these warrants remained outstanding.

               (C) STOCK OPTIONS: On May 11, 1993, IMTC adopted the International Murex Technologies Corporation Employee Equity Incentive Plan (the "1993 Plan"), which was approved by shareholders in June 1993. The plan was amended and restated in June 1994. The number of options issued under this plan may not exceed 2 million. The option price per share shall be determined by the Compensation Committee at the time any option is granted and shall not be less than the closing trading price of the stock on the date of grant.

                    In February 1996, the Compensation Committee of IMTC determined that certain of the outstanding options no longer provided the incentives intended by the original grants and authorized replacement of 946,100 of the options outstanding. This constituted all of the outstanding options except those held by outside directors, terminated employees and consultants. Replacement options totaling 946,100 were reissued on March 4, 1996 at an exercise price of $3.13 each expiring in March 2001. Also on March 4, 1996, the Compensation Committee granted 352,400 stock options pursuant to an Annualized Grant Policy which was established during 1995. These stock options were issued with an exercise price of $3.13, expire in March 2001 and vest at 50% a year over a two year period.
                    The following table summarizes the stock option activity for the three years ended December 31, 1996.

                                                                        Weighted
                                                                        Average
                                    Range of             Number         Exercise
                                 Exercise Prices       of Options        Price
                                 ---------------       ----------      ---------

     Balance, January 1, 1994     $4.20 - 10.58         1,768,400         $6.51
     Granted                       5.00 -  7.00           112,000          5.54
     Canceled                      4.20 - 10.58          (186,300)         9.32
                                                        ---------
     Balance, December 31, 1994    5.00 -  7.00         1,694,100          6.14
                                                        ---------
     Granted                               3.38            80,000          3.38
     Canceled                      4.20 -  7.00          (123,500)         6.09
                                                        ---------
     Balance, December 31, 1995    3.38 -  7.00         1,650,600          6.01
                                                        ---------
     Granted                       3.13 -  6.00         1,390,500          3.24
     Canceled                      3.13 -  7.00        (1,382,100)         6.03
     Exercised                             3.13           (15,900)         3.13
                                                        ---------
     Balance, December 31, 1996    3.13 -  6.00         1,643,100          3.68
                                                        =========

               The weighted average fair value of the options granted was $1.67 and $2.69 for 1996 and 1995, respectively.

               The following table summarizes information about stock options outstanding and exercisable at December 31, 1996.


                                 Options Outstanding
                          -------------------------------------------------
                                              Weighted
                             Number           average
          Range of        outstanding        remaining         Weighted
          Exercise        December 31,      contractual    average exercise
          Prices              1996              life             price
          ----------------------------------------------------------------
          $3.13 - 4.56    1,350,600         4.6 years             $3.21

           5.00 - 6.00      292,500         4.1 years              5.82
                          ---------

                          1,643,100                                3.68
                          =========



                                             Options Exercisable
                                    -------------------------------------

                                       Number                  Weighted
          Range of                  exercisable                average
          Exercise                  at December               exercise
          Prices                     31, 1996                   price
          ---------------------------------------------------------------
          $3.13 - 4.56               1,046,400                  $3.22

           5.00 - 6.00                 292,500                   5.82
                                     ---------

                                     1,338,900                   3.79
                                    ==========


          The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995, consistent with the provisions of SFAS No. 123, the Company's earnings would have been reduced to the pro forma amounts indicated below:

                                               1996           1995
                                              ------         ------

          Net income (loss) - as reported     $1,849        $(6,610)
          Net Income (loss) - pro forma         (254)        (6,825)
          Earnings per share - as reported      0.11          (0.40)
          Earnings per share - pro forma       (0.02)         (0.42)

                    The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield of 0%; expected volatility of 74%; risk free interest rate ranging from 5.3% to 6.6%; and expected lives ranging from three to ten years.

               (D)  EMPLOYEE STOCK PURCHASE PLAN:   On April 14, 1993, IMTC
                    adopted the International Murex Technologies
                    Corporation Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by shareholders in June 1993. Under the Purchase Plan, all eligible employees can purchase common shares of IMTC's stock at 90% of the closing market price on the last day of each month. Management considers this plan non-compensatory under the provisions of SFAS No. 123. The number of common shares which may be purchased under the Purchase Plan shall be set from time to time by the Compensation Committee and was initially 100,000.

               (E) TREASURY SHARES: In November 1996, pursuant to the Stipulation Settlement Agreement, Edward J. DeBartolo, Jr. and the Estate of Edward J. DeBartolo, Sr. each transferred 92,943 common shares of the Company's stock to the Company to be used as their portion of the settlement of the class action lawsuits initiated in 1992.

               (F) ESCROWED SHARES: Pursuant to agreements dated February 10, 1984 and November 7, 1985 among IMTC, a trust company and certain shareholders (who are not directors, officers or employees), 107,143 outstanding common shares were held on deposit with a trustee. The shares were not to be traded, dealt with in any manner whatsoever, or released without the consent of the Superintendent of Brokers for the Province of British Columbia. These shares expired in escrow and were canceled in 1995.

                    As a condition of a 1990 securities offering, 389,828 previously issued common shares were placed in escrow. These shares could not be assigned, sold, or otherwise transferred or encumbered or released from escrow without the approval of the Ontario Securities Commission. At December 31, 1996, 71,087 of these shares remained in escrow.

               (G) POOLED SHARES: Pursuant to a December 16, 1985 pooling agreement, 357,152 of IMTC's common shares were placed in trust with a trustee to be released when sales of commercialized products reach $13,859. While in trust, these shares could not be traded, dealt with in any manner whatsoever, or released without the consent of the Superintendent of Brokers for the Province of British Columbia. In May 1995, these shares were released from pool pursuant to the terms of a Release Agreement.

               (H) SHARES RESERVED FOR FUTURE ISSUE: At December 31, 1996, IMTC has reserved common shares for issuance as shown in the table below.

                    Options                          1,959,200
                    Employee stock purchase plan        34,752
                    Warrant conversion                 100,000
                                                     ---------
                    Total                            2,093,952
                                                     =========

          13.  MUREX SUBSIDIARY SHAREHOLDERS' COMMON STOCK PROVISION AND
               WARRANTS:

               Certain minority shareholders of Murex were participants in a Shareholders' Agreement that, among other provisions, granted Murex a right of first refusal to acquire shares. Murex was also party to a stock purchase agreement with one minority shareholder that provided, among other things, that in the event Murex had an offering of common stock at less than $12.00 per share, the shareholder was entitled to receive additional shares. The rights under this agreement were assigned to IMTC as a part of the July 22, 1993 purchase of additional Murex stock from one minority shareholder. In July 1995, 331,332 Murex common stock warrants exercisable at $5.00 per share and 2,000 Murex common shares were exchanged for a total of 9,946 IMTC common share purchase warrants and 54 common shares. These warrants expired unexercised on December 31, 1996.

          14.  EMPLOYEE RETIREMENT PLANS:

               The Murex Group has contributory and non-contributory defined contribution plans covering substantially all employees. The plan funding arrangements are consistent with the United States or other applicable governmental laws and regulations. The plans provide for employer match up to twice the employee contribution percentage to a maximum employer matching contribution of 10%. The Murex Group's contributions to these plans amounted to approximately $1,637, $1,587, and $1,353 in the years 1996, 1995, and
               1994, respectively.

               Certain of the Murex Group also have defined benefit pension plans covering selected employees in certain European locations. Pension costs and actuarial data are not significant to the consolidated financial statements. The Company currently provides no post-retirement benefit plans other than pensions, nor any significant post-employment benefits, therefore, the financial statements have no such provisions.

          15.  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK:

               The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 1996, the Company had no significant concentrations of credit risk. The Company has estimated the fair value of its financial instruments, using available market information and appropriate valuation methodologies. Considerable judgment is required in developing the estimated fair value and therefore the values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

          16.  COMMITMENTS:

               Certain of the Murex Group also incur royalty obligations on certain product sales for the use of patent and license rights. Royalty rates may vary depending on particular product sales levels. Agreed royalties are payable on defined sales ranging from 2% to a combined maximum royalty of 35% for a particular product's sales. In addition, the Company also has future minimum royalty payments as follows:

                    1997                         $1,507
                    1998                          1,432
                    1999                          1,432
                    2000                          1,432
                    2001                          1,282
                    Thereafter                    1,800
                                                -------
                    Total                       $ 8,885
                                                =======

               During February 1996, MDC entered into an exclusive distribution, development and license agreement with Innogenetics to develop and market gene probe products for the monitoring of patients and the classification of viral diseases. Under the terms of the agreement, MDC paid $5.9 million during 1996 and will pay $1.6 million during 1997 to Innogenetics for the exclusive rights to distribute Innogenetics' LiPA products, excluding HCV, for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. Also under this agreement, MDC shall fund agreed-upon research and development programs, beginning in 1998 and for each of the following 13 years in an amount equal to 20% of the Murex Group's net sales of Innogenetics' products, subject to a cap.

          17.  CONTINGENCIES:

               Several Subsidiaries of the Murex Group were involved in patent infringement litigation in several countries against Chiron and Ortho related to Chiron's HCV patent. On August 28, 1996, IMTC reached a worldwide agreement with Chiron and Ortho concerning tests for HCV under which all litigation among the parties permanently ceased. As a result of the settlement with Chiron and Ortho, a reversal was made to royalty accruals made in prior years, which resulted in a net credit to royalty expense of $2,799 for the year ended December 31, 1996.

               Four class action lawsuits were instituted on behalf of all persons who had purchased IMTC's securities between May 21, 1992 and August 19, 1992 against IMTC, two executive officers of IMTC, and Messrs. Edward J. DeBartolo, Sr. (now deceased) and Edward J. DeBartolo, Jr., in the Southern District of Texas, Houston Division. In January 1993, the class actions were voluntarily transferred to the United States District Court, Eastern District of New York. The complaints alleged that the defendants omitted and/or misrepresented material facts about IMTC which resulted in artificially inflating the market price of IMTC's securities permitting, in part, Messrs. DeBartolo, Sr. and DeBartolo, Jr. to sell their IMTC securities in violation of the federal and Texas securities laws. One further action alleged violations of insider trading rules under the federal securities laws. The defendants answered denying the allegations in the complaints. During 1996, the parties agreed to settle all outstanding claims for $5.4 million, a portion of which has been paid by IMTC into escrow held by the claims administrator. In accordance with the Stipulation Settlement Agreement, Edward J. DeBartolo, Jr. and the Estate of Edward J. DeBartolo, Sr. each transferred 92,943 common shares of the Company's stock to the Company to be used as their portion of the settlement. The claims administrator is currently qualifying claimants and management expects this matter to be finalized during the first half of 1997.

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

          18.  RESTRUCTURING:

               During September 1996, the Company recorded a restructuring charge of $2.1 million before tax. The restructuring was driven by the need to reposition the Company for its movement into the patient monitoring business. The worldwide plan will result in personnel reductions of approximately 50 people from various functions. The restructuring provision consists predominantly of estimated costs for employee severance and other benefits. As of December 31, 1996, 35 employees left the Company related to the restructuring plan, resulting in actual payments of $698. As such, the remaining accrual at December 31, 1996 was $1,402. Management expects the restructuring to be substantially completed during the first quarter of 1997.

          19.  SHAREHOLDER RIGHTS PLAN:

               In August 1995, IMTC adopted a Shareholder Rights Plan authorizing the distribution of one Right for each common share outstanding. The Rights are attached to the common shares and are not initially exercisable. Rights become exercisable in the circumstances described in the Rights Plan, including ten days following the announcement that a person or group without prior approval from the Board of Directors has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding common shares of IMTC or ten days following the announcement of a takeover bid, tender offer or exchange offer. In certain circumstances, the Rights may be redeemed by IMTC at a price of $.001 per Right. If not redeemed, the Rights expire in ten years.

          20.  DOMESTIC AND FOREIGN OPERATIONS:

               Information concerning the Company's domestic and foreign operations for the years ended December 31, 1996, 1995 and 1994 is summarized below. Murex Group product sales to affiliates are priced at market prices less an allowance for marketing, advertising and other sales costs.


     ----------------------------------------------------------------------
                                                    United
                                      Canada        States      Europe
     ----------------------------------------------------------------------
        December 31, 1996
        -----------------

        Net Revenues:
            Unaffiliated Customers   $ 1,995       $24,228     $59,461
            Affiliates                                 363      28,529
                                     -------       -------      ------
             Total                     1,995        24,591      87,990

        Net Income (Loss)            $(4,789)        1,568     (2,860)
        Identifiable Assets            2,955        10,787     53,818


        December 31, 1995
        -----------------

        Net Revenues:
        Unaffiliated Customers                     $21,698    $61,165
            Affiliates                               1,578     33,076
                                                   -------    -------
              Total                                 23,276     94,241
        Net Income (Loss)            $(4,088)          966     (6,761)
        Identifiable Assets            4,808        10,305     55,925


        December 31, 1994
        -----------------

        Net Revenues:
            Unaffiliated Customers                 $19,954    $66,840
            Affiliates                               1,113     36,849
                                                   -------    -------
            Total                                   21,067    103,689
        Net Income (Loss)            $(1,000)       (1,464)     6,844
        Identifiable Assets            4,895         9,231     57,223



     ----------------------------------------------------------------------
                                     Far East
                                     and Other   Elimiantions  Consolidated
     ----------------------------------------------------------------------
        December 31, 1996
        -----------------

        Net Revenues:
            Unaffiliated Customers   $15,167                     $100,851
            Affiliates                 6,704     $(35,596)
                                     -------     --------        --------
             Total                    21,871      (35,596)        100,851

        Net Income (Loss)              7,930                        1,849
        Identifiable Assets           27,553                       95,113


        December 31, 1995
        -----------------

        Net Revenues:
            Unaffiliated Customers    $9,531                      $92,394
            Affiliates                 3,430     $(38,084)
                                      ------     --------         -------
              Total                   12,961      (38,084)         92,394
        Net Income (Loss)              3,273                       (6,610)
        Identifiable Assets           14,710                       85,748


        December 31, 1994
        -----------------

        Net Revenues:
            Unaffiliated Customers   $15,648                     $102,442
            Affiliates                           $(37,962)
                                     -------     --------         -------
            Total                     15,648      (37,962)        102,442
        Net Income (Loss)              9,844                       14,224
        Identifiable Assets           14,294                       85,643

          EXPORT SALES BY DESTINATION

          Export sales of $339, $834, and $768 for the years ended December 31, 1996, 1995 and 1994, respectively, originated in the United States. Export sales of $9,838, $8,794, and $10,609 for the years ended December 31, 1996, 1995 and 1994, respectively, originated in the United Kingdom. Additional export sales of $6,967, $12,694, and $4,815 for the years ended December 31, 1996, 1995 and 1994, respectively, originated in other European countries and $5,181 originated in Barbados for the year ended December 31, 1996. The table below summarizes export sales by destination.

                                                Far East
                     Canada       Europe       and Other       Total
          -----------------------------------------------------------------

          December 31:
          1996                   $ 7,388         $14,937      $22,325
          1995        $561        13,447           8,314       22,322
          1994         347         7,012           8,833       16,192
          -----------------------------------------------------------------

          21. RECONCILIATION OF CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("CANADIAN GAAP" AND "U.S. GAAP")

               There were no differences between Canadian GAAP and U.S. GAAP during the years ended December 31, 1996, 1995 and 1994.

          International Murex Technologies Corporation
          INDEPENDENT AUDITORS' REPORT


          To the Board of Directors and Shareholders of International Murex Technologies Corporation:

               We have audited the accompanying consolidated balance sheets of International Murex Technologies Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Murex Technologies Corporation and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


          /s/ Deloitte & Touche LLP

          DELOITTE & TOUCHE LLP
          Atlanta, Georgia
          February 21, 1997

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    None.


                                       PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The required information is hereby incorporated by reference to the sections entitled "Election of Directors" and "Shares Held by Nominees for Election of Directors" in IMTC's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 13, 1997. IMTC will file with the Securities and Exchange Commission pursuant to Regulation 14A a definitive Proxy Statement involving the election of directors not later than 120 days after December 31, 1996.

          ITEM 11.  EXECUTIVE COMPENSATION

               The required information is hereby incorporated by reference to the section entitled "Compensation of Executive Officers" in IMTC's Proxy Statement for the 1997 Annual Meeting of
          Shareholders.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

               The required information is hereby incorporated by reference to the sections entitled "Voting Shares," "Shares Held by Nominees for Election of Directors," and "Beneficial Owners of More Than 5% of Voting Stock" in IMTC's Proxy Statement for the 1997 Annual Meeting of Shareholders.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The required information is hereby incorporated by reference to the section entitled "Interest of Certain Persons in Matters to be Acted Upon" in IMTC's Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                       PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

               (a)  Documents Filed as Part of This Report:

                    (1)  Financial Statements

                         Included in Part II, Item 8 of this Report:

                         Consolidated Balance Sheets as of December 31, 1996 and 1995.

                         Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996.

                         Consolidated Statements of Changes in
                         Shareholders' Equity for each of the three years in the period ended December 31, 1996.

                         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.

                         Notes to Consolidated Financial Statements.

                         Independent Auditors' Report

                    (2)  Financial Statement Schedule:

                         Included in Part IV of this Report:

                                                            Schedule   Page
                                                            --------   ----
                         Independent Auditors' Consent and
                         Report on Schedule                     --      42

                         Valuation and Qualifying Accounts      II      43

                         All financial statement schedules other than those listed above have been omitted as exhibits because they are not applicable or required under Regulation S-X.

                         Items 10 through 13 of this Report incorporate only the indicated portions of IMTC's Proxy Statement for the 1997 Annual Meeting of Shareholders. No other portion of such Proxy Statement shall be deemed to be incorporated herein or filed with the Securities and Exchange Commission.

               (b)  Reports on Form 8-K

                    Current Report on Form 8-K dated February 22, 1996 announcing the voluntary liquidation of a subsidiary of IMTC.

               (c)  Exhibits.

                    The following exhibits are filed with or incorporated by reference in this Report. If such filing is made by incorporation by reference to a previously filed report, such report is identified in parentheses. See the Index of Exhibits included with the exhibits filed as part of this Report.

          Exhibit
          Number    Document
          ------    --------

          3.1 Memorandum of Association of IMTC dated October 31, 1983, as amended on June 16, 1986, December 5, 1988, February 20, 1989, December 11, 1990 and December 11, 1990 (Exhibit 3.1 to Registration Statement on Form S-1, No. 33-35422 ("Registration Statement") and Exhibit
                    3.3 to Post-Effective Amendment No. 3 to Registration Statement)

          3.2 Articles of Association of IMTC dated October 31, 1983, as amended November 29, 1985 (Exhibit 3.2 to
                    Registration Statement)

          3.3 Amendments to Memorandum of Association (Exhibit 3.3 to the Company's Post-Effective Amendment No. 3 to Registration Statements and Schedule A to the Company's Proxy Statement dated June 7, 1994)

          3.4 Amendments to Articles of Association of IMTC passed by Special Resolution on June 7, 1994 as filed on May 2, 1995 (Exhibit 3.4 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1995)

          4.1 IMTC Stock Option Plan (Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

          4.2 IMTC Employee Equity Incentive Plan, as amended (Schedule A to the Company's Proxy Statement dated June 7, 1994)

          4.3 IMTC Employee Stock Purchase Plan, (Schedule B to the Company's Proxy Statement dated May 14, 1993)

          4.3.1 IMTC Amended and Restated Employee Stock Purchase Plan (Schedule A to the Company's Proxy Statement dated April 3, 1997)

          4.4 Warrant Indenture dated July 15, 1993 between IMTC and Montreal Trust of Canada. (Exhibit 4 to the Company's Current Report on Form 8-K dated July 27, 1993)

          4.5 Shareholder Protection Rights Agreement between IMTC and The Bank of New York, as Rights Agent, dated August 31, 1996 (Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 31, 1995)

          10.1 Pooling Agreement dated December 16, 1985 among IMTC, Central Guaranty Trust Company and Axon Limited, Murex Medical Research Limited, Semiotic Research Limited Partnership and Coral Sociedade Brasileira de Pesquisas e Desenvolvimento (Exhibit 10.9 to Registration Statement)

          10.2 Escrow Agreement among Edward J. DeBartolo, Jr., Central Guaranty Trust Company and Murex Clinical Technologies Corporation (Exhibit 10.33 to Current Report on Form 8-K dated October 26, 1990)

          10.3 Employment Agreement dated as of January 1, 1992 between IMTC and F. Michael P. Warren (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K"))

          10.3.1 Employment Agreement dated as of January 1, 1992 between MDC (formerly International Murex Technologies Limited which was formerly Sishui Funds Limited) and F. Michael P. Warren (Exhibit 10.10.1 to the 1995 Form 10-K)

          10.3.2 Employment Agreement dated as of January 1, 1992 between MDL and F. Michael P. Warren (as assigned to MBL effective January 31, 1996) (Exhibit 10.10.2 to the 1995 Form 10-K)

          10.4 Employment Agreement dated as of January 1, 1995 between IMTC and C. Robert Cusick (Exhibit 10.11.1 to the 1995 Form 10-K)

          10.5 Employment Agreement dated as of January 1, 1995 between IMTC and J. David Tholen (Exhibit 10.13.1 to the 1995 Form 10-K)

          10.5.1* Separation Agreement dated as of January 20, 1997 between IMTC and J. David Tholen

          10.6 Redemption Agreement dated December 30, 1994 among NuBio Technologies Corporation, IMTC, IMTC Holdings, Inc. Dominion Biologicals Limited, Blaine MacNeil, Patrick Waddy and Samuel A. Brushett (Exhibit 10.18.1 to the 1995 Form 10-K)

          10.7 License Agreement dated May 3, 1994 between IMTC and Abbott Laboratories (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 13, 1994)

          10.8 Stock Purchase Agreement dated May 31, 1994 between Digene Diagnostics, Inc. ("Digene") and International Murex Technologies Limited ("IMTL") for the purchase of 1994 Series Preferred Stock (Exhibit 10.20 to the 1995 Form 10-K)

          10.8.1 Escrow Agreement dated May 31, 1994 among IMTL, Digene and Reid & Priest LLP (Exhibit 10.20.1 to the 1995 Form 10-K)

          10.8.2 Shareholders Agreement dated May 31, 1994 among IMTL, Armonk Partners and Digene (Exhibit 10.20.2 to the 1995 Form 10-K )

          10.9 Employment Agreement dated as of July 1, 1995 between IMTC and Steven C. Ramsey (Exhibit 10.19 to the 1995 Form 10-K)

          10.10 Distribution, Development and License Agreement between MDC and Innogenetics dated January 31, 1996 (Exhibit
                    10.20 to the 1995 Form 10-K)

          10.11     Agreement among Chiron Corporation, Johnson &
                    Johnson/Ortho Diagnostics Systems, Inc. and
                    International Murex Technologies Corporation dated August 27, 1996, without exhibits (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996)

          10.12* Letter Agreement dated January 12, 1996 between Guido Guidetti and MDL (as assigned to MBL effective January 31, 1996)

          10.13* Letter Agreement dated January 12, 1996 between P. Silveston and MDL (as assigned to MBL effective January 31, 1996)

          10.14* Credit Agreement (without schedules or exhibits) dated as of November 12, 1996 among IMTC, Murex Diagnostics International, Inc. ("MDII"), IMTC Holdings, Inc. ("Holdings US"), MDC, IMTC Holdings (UK) Limited ("Holdings UK"), MDI and MBL, as the borrowers; Bank of America Illinois and Bank of America National Trust and Savings Association, as issuing banks ("BOA"); Bank of America, F.S.B., as agent and lender ("BAFSB"), et al.,as the lenders, in the original principal amount of $15,000,000

          10.15* Promissory Note dated November 12, 1996 executed by IMTC, MDII, Holdings US, MDC, Holdings UK, MDI an MBL to the order of BAFSB in the original principal amount of $8,000,000

          10.16* Offshore Currency Promissory Note dated November 12, 1996 executed by Holdings UK and MBL to the order of BOA

          10.17* Security Agreement (without schedules) executed by Holdings US, MDI and IMTC in favor of BASFB

          10.18*    Deed of Charge executed by Holdings UK in favor of BOA

          10.19*    Deed of Charge executed by MBL in favor of BOA

          10.20*    Debenture executed by MDII and MDC in favor of BASFB

          11*       Statement re: computation of earnings per common share

          21*       Subsidiaries

          24*       Powers of Attorney


          *  Filed with this Report


               (b)  Exhibits required by Item 601 of Regulation S-K.

                    See Item 14(a)(3) above.

               (c)  Financial Statement Schedule.

                    See Item 14(a)(2) above.

                                      SIGNATURES
                                     -----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                               INTERNATIONAL MUREX TECHNOLOGIES
                               CORPORATION



                               By:  /s/ C. Robert Cusick
                                   ----------------------------------------
                                  C. Robert Cusick, Vice Chairman, Chief
                                  Executive Officer, President and Director


          DATE:      March 20, 1997
                 ------------------------

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities
          indicated on     March 20,     1997.
                       ----------------


                    Signature                          Title
                    ---------                          -----


                                             Vice Chairman, CEO/President
          /s/ C. Robert Cusick               and Director
          ------------------------------
          C. Robert Cusick


          /s/ F. Michael P. Warren, Q.C.     Chairman of the Board of Directors
          ------------------------------
          F. Michael P. Warren, Q.C.


          /s/ J. Trevor Eyton, O.C.          Director
          ------------------------------
          J. Trevor Eyton, O.C.


          *Thomas L. Gavan, M.D.             Director
          ------------------------------
          Thomas L. Gavan, M.D.


          /s/ Norbert J. Gilmore, M.D.        Director
          ------------------------------
          Norbert J. Gilmore, M.D.


          * Hartland M. MacDougall, O.C.      Director
          ------------------------------
          Hartland M. MacDougall, O.C.


          *Jay A. Lefton, Esq.               Director
          ------------------------------
          Jay A. Lefton, Esq.


          /s/ Stanley E. Read, M.D.          Director
          ------------------------------
          Stanley E. Read, M.D.


          *Victor A. Rice                    Director
          ------------------------------
          Victor A. Rice

                                             Vice President, Chief Financial
                                             Officer and Authorized
          /s/ Steven C. Ramsey               Representative in the United States
          ------------------------------
          Steven C. Ramsey


          *By: /s/ Steven C. Ramsey
              --------------------------
               Steven C. Ramsey, as
               Attorney-in-Fact

                    INTERNATIONAL MUREX TECHNOLOGIES CORPORATION

                INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


                                                                         Page
                                                                        -----

        --    Independent Auditors' Consent and Report on Schedules.......42

       II.    Valuation and Qualifying Accounts...........................43

          INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE


          Board of Directors and Shareholders
          International Murex Technologies Corporation:

          We consent to the incorporation by reference in Registration Statement No. 33-40726 of International Murex Technologies Corporation on Form S-8 of our report dated February 21, 1997 incorporated by reference in the Annual Report on Form 10-K of International Murex Technologies Corporation for the year ended December 31, 1996, which is part of this Registration Statement.

          Our audits of the consolidated financial statements referred to in our aforementioned report also included the financial statement schedule of International Murex Technologies Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


          /s/ Deloitte & Touche LLP

          DELOITTE & TOUCHE LLP

          Atlanta, Georgia
          March 21, 1997

          INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
          Schedule II - Valuation and Qualifying Accounts
          For the years ended December 31, 1996, 1995, and 1994
          (Expressed in U.S. Dollars)
          -----------------------------------------------------------------

                                                Additions
                             -----------------------------------------------

                                   BALANCE AT      CHARGED TO
                                   BEGINNING       COSTS AND     TRANSLATION
             DESCRIPTION           OF PERIOD        EXPENSES     ADJUSTMENT
             -----------           ----------     ------------  ------------

          Year ended
          December 31, 1996:

             Allowance for
               Doubtful Accounts  $3,410,000        $257,000      $282,000

             Inventory Reserve     3,954,000       3,669,000       297,000

          Year ended
          December 31, 1995:

              Allowances for
                Doubtful Accounts  2,097,000       1,682,000       124,000

             Inventory Reserve     2,581,000       1,424,000       124,000

          Year ended
          December 31, 1994:

             Allowance for
               Doubtful Accounts   1,492,000         681,000

             Inventory Reserve       786,000       1,687,000       108,000




                                                DEDUCTIONS
                               ----------------------------------------------
                                                                   BALANCE
                                  TRANSLATION                      AT END OF
             DESCRIPTION           ADJUSTMENT      WRITE-OFF        PERIOD
             -----------           ----------     -----------    -----------

          Year ended
          December 31, 1996:

             Allowance for
               Doubtful Accounts                   $(775,000)   $3,174,000

             Inventory Reserve                    (2,430,000)    5,490,000

          Year ended
          December 31, 1995:

              Allowances for
                Doubtful Accounts                   (493,000)    3,410,000

             Inventory Reserve                      (175,000)    3,954,000

          Year ended
          December 31, 1994:

             Allowance for
               Doubtful Accounts    $(18,000)        (58,000)    2,097,000

             Inventory Reserve                                   2,581,000

                                     INDEX OF EXHIBITS

               The exhibits listed below are filed with this Report.

     Exhibit Number            Document
     --------------            --------

       10.5.1 Separation Agreement dated as of January 20, 1997 between IMTC and J. David Tholen

       10.12 Letter Agreement dated January 12, 1996 between Guido Guidetti and MDL (as assigned to MBL effective January 31, 1996)

       10.13      Letter Agreement dated January 12, 1996 between
                  P. Silveston and MDL (as assigned to MBL effective January 31, 1996)

       10.14 Credit Agreement (without schedules or exhibits) dated as of November 12, 1996 among IMTC, Murex Diagnostics International, Inc. ("MDII"),
                  IMTC Holdings, Inc. ("Holdings US"), MDC,
                  IMTC Holdings (UK) Limited ("Holdings UK"), MDI and MBL, as the borrowers; Bank of America Illinois and Bank of America National Trust and Savings Association, as issuing banks ("BOA"); Bank of America, F.S.B., as agent and lender ("BAFSB"), et al.,as the lenders, in the original principal amount of $15,000,000

       10.15 Promissory Note dated November 12, 1996 executed by IMTC, MDII, Holdings US, MDC, Holdings UK, MDI an MBL to the order of BAFSB in the original principal amount of $8,000,000

       10.16      Offshore Currency Promissory Note dated
                  November 12, 1996 executed by Holdings UK and MBL to the order of BOA

       10.17 Security Agreement (without schedules) executed by Holdings US, MDI and IMTC in favor of BASFB

       10.18 Deed of Charge executed by Holdings UK in favor of BOA

       10.19      Deed of Charge executed by MBL in favor of BOA

       10.20      Debenture executed by MDII and MDC in favor of BASFB

       11         Statement re: computation of earnings per common share

       21         Subsidiaries

       24         Powers of Attorney