Form 10-Q
period 1997-03-31
INTERNATIONAL MUREX TECHNOLOGIES CORP
filed 1997-05-08
CIK 864964

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or 12(g)
                        of the Securities Exchange Act of 1934
                    For the Quarterly Period Ended March 31, 1997

                                          OR

                [ ] Transition Report Pursuant to Section 13 or 12(g)
                        of the Securities Exchange Act of 1934
                    For the Transition Period from        to
                                                   ------   ------

                            Commission File Number 0-26144


                      International Murex Technologies Corporation
     -------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Province of British Columbia, Canada               N/A
     ---------------------------------------------     -----------------------

               (State or other jurisdiction of         (I.R.S. Employer
              incorporation or organization)           Identification No.)


            2255 B. Queen Street, East, Suite 828, Toronto, ON    M4E 1G3
     -------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


     Registrant's telephone number, including area code     (519) 836-8016
                                                        ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X   No
                   ------    ------

     The number of common shares outstanding as of April 30, 1997 was 16,187,720, excluding treasury shares.

                     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION


                            Quarterly Report on Form 10-Q
                      For the Three Months Ended March 31, 1997


                                  Table of Contents
                                  -----------------


     Item                                                              Page
     Number                                                          Number
     ------                                                          ------
               PART I -- FINANCIAL INFORMATION

          1    Financial Statements

               Consolidated Balance Sheets at
                    March 31, 1997 and December 31, 1996                  3

               Consolidated Statements of Operations
                    for the Three Months Ended
                    March 31, 1997 and 1996                               5

               Consolidated Statements of Changes in
                    Shareholders' Equity for the
                    Period January 1, 1996 to March 31, 1997              6

               Consolidated Statements of Cash Flows
                    for the Three Months Ended
                    March 31, 1997 and 1996                               7

               Notes to Consolidated Financial Statements                 9

          2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       12

               PART II -- OTHER INFORMATION

          1    Legal Proceedings                                         17

          6    Exhibits and Reports on Form 8-K                          17


               SIGNATURES                                                18

     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
     CONSOLIDATED BALANCE SHEETS

     (In Thousands of U.S. Dollars)
                                                     March 31,    December 31,
                                                  ----------------------------

                                                       1997           1996
      ------------------------------------------------------------------------

      ASSETS

      CURRENT ASSETS

          Cash and cash equivalents                     $ 10,319       $  9,723
          Accounts receivable, net of allowance
           for doubtful accounts of $2,995
           and $3,174, respectively                       31,683         33,718
          Inventories                                     21,492         21,534
          Amounts due from affiliate                       4,227          4,415
          Prepaid and other                                1,735          1,207
                                                        -----------------------

      Total current assets                                69,456         70,597
      -------------------------------------------------------------------------

      PROPERTY, PLANT AND EQUIPMENT-
          at cost less accumulated depreciation
          and amortization                                10,111         10,091


      PATENTS, TRADEMARKS AND LICENSES-
          at cost less accumulated amortization            6,005          5,738


      OTHER ASSETS                                         8,123          8,687
                                                        -----------------------

      TOTAL                                             $ 93,695       $ 95,113
     ==========================================================================

     See notes to consolidated financial statements.

                                             March 31,   December 31,
                                             ------------------------
                                                  1997        1996
      ---------------------------------------------------------------

      LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES:

        Trade accounts payable                  $  10,737   $  9,757
        Accrued expenses:
                Professional fees                   1,045      2,222
                Royalty payments                    2,096      1,978
                Employee related                    5,902      5,985
                Income taxes payable                1,613      1,508
                Litigation settlements              1,955      3,310
                Restructuring                         392      1,402
                Other                               3,526      2,809
        Current portion of capitalized                136        151
        lease obligations                        -------------------

      Total current liabilities                    27,402     29,122
      --------------------------------------------------------------

      DEFERRED RENT                                    74         77

      LINE OF CREDIT                               11,058      9,638

      CAPITALIZED LEASE OBLIGATIONS                    76         93

      COMMITMENTS AND CONTINGENCIES

      SHAREHOLDERS' EQUITY
      Common shares, without par value,
        200,000,000 shares authorized;
        16,566,936 and 16,578,853 shares
        issued, respectively                       84,397     84,460
      Additional paid-in capital                   13,906     13,906
      Accumulated deficit                         (39,996)   (41,655)
      Less cost of 101,043 and 286,929
        common shares held in treasury,
        respectively                                   (5)    (1,085)
      Unrealized gain on marketable
        securities                                  5,030      4,405
      Accumulated currency translation             (8,247)    (3,848)
      adjustment                                 -------------------

      Shareholders' equity                         55,085     56,183
      --------------------------------------------------------------

      TOTAL                                     $  93,695  $  95,113
      ==============================================================

     See notes to consolidated financial statements.

     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS

     (In Thousands of U.S. Dollars, except per share data)

                                            Three Months Ended March 31,
                                            ----------------------------
                                                   1997        1996
      ------------------------------------------------------------------

      REVENUES:
        Product sales                           $   24,718   $   26,023
        License fees and other                       1,124
                                                 ----------------------

      Total revenues                                25,842       26,023

      COSTS AND EXPENSES:
        Cost of products sold                        8,289        9,853
        Research and development                     1,607        1,840
        General and administrative                   5,618        5,304
        Sales and marketing                          6,817        7,004
        Foreign exchange loss                           44            9
        Royalty expense                              1,500        1,967
                                                 ----------------------

      Total costs and expenses                      23,875       25,977
      -----------------------------------------------------------------

      Income From Operations                         1,967           46

      Interest income                                   49           64
      Interest expense                                (285)        (748)
      Loss on asset disposals                          (26)
      Equity in loss of investee                                   (408)
      Other income                                      52           95
                                                 ----------------------
      Income (loss) before income taxes              1,757         (951)

      Income taxes                                      98          158
                                                 ----------------------

      NET INCOME (LOSS)                          $   1,659   $   (1,109)
      =================================================================

      Net income (loss) per common share         $    0.10   $    (0.07)
                                                 =========   ==========

      Weighted average common shares
        outstanding (in thousands)                  17,331       16,160
                                                 =========   ==========

     See notes to consolidated financial statements.

     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

     (In thousands of U.S. Dollars, except share data)

     -------------------------------------------------------------------------
                                 Common Stock         Additional
                            ----------------------     Paid-In    Accumulated
                              Shares      Amount       Capital      Deficit
     -------------------------------------------------------------------------

     December 31, 1995      16,688,931      $84,136     $13,906     ($43,504)

     Issued pursuant
       to employee stock
       purchase plan            23,297           91

     Exercise of                15,900           50
       employee stock
       options

     Issued as stock           281,925        1,692
       compensation

     Shares tendered to
       treasury

     Retirement of            (431,200)      (1,509)
       treasury shares

     Unrealized gain on
       marketable securities

     Net income                                                        1,849

     Foreign currency
       translation        -----------------------------------------------------

     December 31, 1996      16,578,853       84,460      13,906      (41,655)

     Issued pursuant
       to employee stock
       purchase plan             7,847           64

     Exercise of               119,650          683
       employee stock
       options

     Retirement of            (185,886)      (1,080)
       treasury shares

     Issued pursuant
       to class action
       settlement               46,472          270

     Unrealized gain
       on marketable
       securities

     Net income                                                        1,659

     Foreign currency
       translation        -----------------------------------------------------

     March 31, 1997         16,566,936      $84,397     $13,906     ($39,996)
                          =====================================================



     --------------------------------------------------------------------------

                                          Unrealized  Accumulated
                                           Gain on     Currency        Total
                                Treasury  Marketable  Translation  Shareholders'
                                 Shares   Securities  Adjustment      Equity
     --------------------------------------------------------------------------

     December 31, 1995           ($1,514)                ($3,493)      $49,531

     Issued pursuant to
       employee stock
       purchase plan                                                        91

     Exercise of employee                                                   50
       stock options

     Issued as stock                                                     1,692
       compensation

     Shares tendered to
       treasury                   (1,080)                               (1,080)

     Retirement of treasury        1,509
       shares

     Unrealized gain on
       marketable
       securities                            $4,405                      4,405

     Net income                                                          1,849

     Foreign currency                                       (355)         (355)
     translation                -----------------------------------------------

     December 31, 1996            (1,085)     4,405       (3,848)       56,183

     Issued pursuant to
       employee stock
       purchase plan                                                        64

     Exercise of employee                                                  683
       stock options

     Retirement of treasury        1,080
       shares

     Issued pursuant to
       class action
       settlement                                                          270

     Unrealized gain on
       marketable                               625                        625
       securities

     Net income                                                          1,659

     Foreign currency                                     (4,399)       (4,399)
       translation              -----------------------------------------------

     March 31, 1997                  ($5)    $5,030      ($8,247)      $55,085
                                ===============================================


     See notes to consolidated financial statements.

     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS

     (In Thousands of U.S. Dollars)

                                               Three Months Ended March 31,
                                              ------------------------------
                                                   1997            1996
     -----------------------------------------------------------------------

     OPERATING ACTIVITIES:

     Net income (loss)                          $   1,659       $  (1,109)

     Adjustments to reconcile net income
      (loss) to net cash provided by (used
      in) operating activities:

         Depreciation                               1,251           1,385

         Amortization                                 183              52

         Loss on sale of property and                  26
          equipment

       Changes in working capital:

         Accounts receivable                        2,035           1,487

         Inventories                                   42            (895)

         Prepaid expenses and other assets            691             199

         Trade accounts payable                       980             609

         Accrued expenses                          (2,445)         (5,370)
                                                ----------------------------
       Net cash provided by (used in)
        operating activities                        4,422          (3,642)
     -----------------------------------------------------------------------

     INVESTING ACTIVITIES:

     Additions to property and equipment           (1,348)         (1,814)

     Additions to patents and licenses               (450)         (3,499)

     Proceeds from sale of property and                51             247
       equipment                                ----------------------------

       Net cash (used in) investing
         activities                                (1,747)         (5,066)
     -----------------------------------------------------------------------

     FINANCING ACTIVITIES:

     Increase (decrease) in borrowings              1,420             (14)
       under line of credit

     Reduction of other long-term                     (35)            (70)
       liabilities

     Proceeds from issuance of common                 747              11
       shares                                   ----------------------------

       Net cash provided by (used in)
         financing activities                       2,132             (73)
     -----------------------------------------------------------------------

     EFFECT OF EXCHANGE RATE CHANGES ON            (4,211)            631
       CASH

     Net Increase (Decrease) in Cash and              596          (8,150)
       Cash Equivalents

     Cash and Cash Equivalents at Beginning         9,723          15,771
       of Period                                ----------------------------

     CASH AND CASH EQUIVALENTS AT END OF        $  10,319       $   7,621
       PERIOD
     -----------------------------------------------------------------------

     Supplemental Disclosure of Cash Flow
       Information:

       Cash paid for interest                   $     285       $     748

       Cash paid for income taxes               $     293       $     674

     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
     Consolidated Statements of Cash Flows (Continued)
     (In Thousands of U.S. Dollars)

     ------------------------------------------------------------------------

     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES


          During the quarters ending March 31, 1997 and 1996, IMTC retired $1,080 and $1,063, respectively, of shares held in treasury.

          During the quarter ended March 31, 1996, a subsidiary of the Company, Specialist Diagnostics Limited ("SDL"), entered voluntary liquidation. Therefore, its financial statements were deconsolidated. This resulted in the recognition of a $17,416 amount due from affiliate, a $17,126 amount due to affiliate and a reduction of other assets of $290. As of March 31, 1997, the Company has an amount due from SDL of $4,227.

          Unpaid acquisition costs totalled $0 and $750 at March 31, 1997 and 1996, respectively.

          See notes to consolidated financial statements.

     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
     Notes to Consolidated Financial Statements
     (In Thousands of U.S. Dollars)

     --------------------------------------------------------------------------

     1.   NATURE OF THE COMPANY AND BASIS OF PRESENTATION:

          International Murex Technologies Corporation ("IMTC"), has many incorporated subsidiaries operating throughout the world under the Murex name (the "Murex Group"). The Murex Group develops, manufactures and markets medical diagnostic products, licenses its technology and provides medical services for the screening, diagnosis and monitoring of infectious diseases and other medical conditions. (IMTC and the Murex Group are collectively referred to herein for consolidated financial purposes only as the "Company"). The accompanying financial statements include IMTC and its wholly-owned, incorporated subsidiaries doing business in various territories generally under the name Murex Diagnostics.

          Effective January 1, 1996, IMTC's United Kingdom ("UK") operating business was restructured into two companies, Murex Diagnostics Limited ("MDL") and Murex Biotech Limited ( MBL ). MDL retained the business encompassing the sale in the UK of all of the Company's Hepatitis C ("HCV") products and manufacturing of the HCV Serotyping test. All other MDL business was sold to another of IMTC's UK subsidiaries, MBL. MDL subsequently changed its name to Specialist Diagnostics Limited ("SDL") and entered voluntary liquidation following the British High Court ruling that an interim cash security of $9.3 million be posted by SDL relating to its then ongoing patent litigation. Co-liquidators have been appointed. As of March 31, 1997 and December 31, 1996, IMTC and its subsidiaries represented predominantly all creditors of SDL. In the consolidated financial statements, the subsidiary is assumed to be fully liquidated. Management expects to ultimately receive net proceeds of $4,227 after settlement of all liquidation costs, which is reflected as of March 31, 1997 as amounts due from affiliates.

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated December 31, 1996, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented.
          Results of operations for the quarter ended March 31, 1997 are not necessarily indicative of results expected for an entire year.

     2.   INVENTORIES:
                                              March 31,  December 31,
                                                   1997          1996
          ------------------------------------------------------------

          Raw materials and supplies . . . .    $ 5,896      $ 5,911
          Work in process  . . . . . . . . .      5,461        5,244
          Finished goods . . . . . . . . . .     10,135       10,379
                                                -------      -------

          Total inventories  . . . . . . . .    $21,492      $21,534
                                                =======      =======

          ------------------------------------------------------------

     3.   CONTINGENCIES:

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

          During 1995, the UK Inland Revenue questioned the tax basis of inventory, accounts receivable and property, plant and equipment related to the 1992 purchase of assets from The Wellcome Foundation Limited ("Wellcome"). If Inland Revenue is successful in its argument, a tax charge of up to $4.2 million could arise. Management believes it has meritorious defenses against the claims of Inland Revenue and that the Company has sufficient tax loss carryforwards to offset any tax charges. Therefore, the Company has not recorded a provision for losses related to this matter.

     4.   RESTRUCTURING:

          During September 1996, the Company recorded a restructuring charge of $2,100. The restructuring was driven by the need to reposition the Company for its movement into the patient monitoring business. The worldwide plan will result in personnel reductions of approximately 50 people from various functions. The restructuring provision consists predominantly of estimated costs for employee severance and other benefits. As of December 31, 1996, 35 employees left the Company related to the restructuring plan, resulting in actual payments of $698. As such, the remaining accrual at December 31, 1996 was $1,402. The Company substantially completed the restructuring during the three months ended March 31, 1997, and $392 remained accrued at March 31, 1997 for payments to former employees.

     5. RECONCILIATION OF CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("CANADIAN GAAP" AND U.S. GAAP"):

          There were no differences between Canadian GAAP and U.S. GAAP during the year ended December 31, 1996 and the quarter ended March 31, 1997.

     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
     Form 10-Q for the Three Months Ended March 31, 1997
     Part I - Financial Information

     --------------------------------------------------------------------------

              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                         (Amounts expressed in U.S. Dollars)

          This report contains or refers to forward-looking information including future revenues, products, and income and is based upon current expectations that involve a number of business risks and uncertainties. Among the factors that could cause actual results to differ materially from any forward-looking statement include, but are not limited to, technological innovations of competitors, delays in product introductions, changes in health care regulations and reimbursements, litigation claims, changes in foreign economic conditions or currency translation, product acceptance, government approvals or changes in government regulation of the Company s products, as well as other factors discussed in other Securities and Exchange Commission filings for the Company.

     FINANCIAL CONDITION

          During the three months ended March 31, 1997, the Company continued its profitability, generated cash from operations and maintained positive working capital.

     Litigation and Technology Disputes

           The Murex Group's business utilizes newly-developed technologies that include patents on processes and devices. These types of technologies are the focal point for the biotechnology industry. The ownership and patentability of such processes or devices have become increasingly complex, resulting in competitive claims of ownership within the industry.

            IMTC and several subsidiaries of the Murex Group were involved in several lawsuits, including technology patent issues, which were settled during 1996. The Company is not presently the defendant in any material judicial proceeding. The Company is vigorously pursuing its patent infringement suit in which the Company is the plaintiff against Abbott Laboratories ("Abbott"), and continues to defend one UK Inland Revenue Claim, both of which are discussed below.

          On July 2, 1996, a subsidiary of IMTC, Murex Diagnostics Corporation ("MDC"), filed a patent infringement suit against Abbott seeking injunctive relief against Abbott and damages for infringement of a patent held by MDC for a particle bound binding component immunoassay. The suit alleges that two Abbott systems, the Abbott IMx(TM) Immunoassay and the Abbott AxSYM(TM) System, infringe one or more claims of MDC's patent. Abbott has answered the complaint and the parties are now actively engaged in discovery.

          During 1995, the UK Inland Revenue questioned the tax basis of inventory, accounts receivable and property, plant and equipment related to the 1992 purchase of assets from Wellcome. If the Inland Revenue is successful in its argument, a tax charge of up to $4.2 million could arise. Management believes it has meritorious defenses against the claims of the Inland Revenue and that the Company has sufficient tax loss carryforwards to offset any tax charges. Therefore, the Company has not recorded a provision for losses related to this matter.

     Liquidity and Capital Resources

          The Company has sufficient cash resources and adequate working capital to carry on its current business and meet existing capital requirements. Cash and working capital totaled $10.3 million and $42.1 million, respectively at March 31, 1997. For the quarter ended March 31, 1997, the Company generated cash from operations of $4.4 million.

          On November 12, 1996, the Company entered into a three year, $15 million asset-based line of credit facility with Bank of America, which is collateralized by the accounts receivable and inventory of its United States ("US"), UK and Barbados subsidiaries. As of March 31, 1997, there was $406,000 of availability remaining under this facility, net of a letter of credit outstanding of $856,000. The credit facility was drawn upon for, among other things, payments associated with the Innogenetics alliance, working capital and ongoing business activities. The Company has an interest rate swap agreement with the lender that fixed the interest rate at 8.9% for a notional principal amount of $8.0 million.

          The Company's working capital and capital requirements will depend upon numerous factors including: the results of research and development, the levels of resources devoted to the establishment and expansion of marketing and manufacturing, technological developments, and the timing and costs of obtaining approvals for new products. Depending on the outcome of these factors, the Company may need to raise additional funds in the future for use to fund acquisitions, complete products in development, and for general purposes. There are no assurances that such funds will be available on favorable terms, if at all.

          The Company anticipates that its current capital resources, availability under its line of credit facility, and anticipated profitability will enable it to maintain planned operations for the foreseeable future.

     Management Outlook

          The key to the Company s growth is the ability to identify new needs in the marketplace, and to expeditiously meet these needs through access to appropriate innovations and technologies, and to rapidly incorporate them into the Murex Group's product line. However, there can be no assurance that Murex Group will successfully add a significant number of new products to its product line.

          Management believes that strategic ventures and licensing arrangements position the Company for the future and play an important role in the achievement of management's corporate objectives. The strategic ventures, licensing transactions and Murex Group product innovations discussed below are examples of the Company s recent successes of capitalizing on the Company's world-wide distribution network and product technologies.

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

          These reverse transcriptase drugs are currently being utilized, separately and in combination, to treat HIV patients. Resistance to the drugs occurs as virus mutations develop that may eventually cause the drug, or combination of drugs, to become ineffective against the virus. The Murex/Innogenetics LiPA HIV-1 RT test is the first rapid assay to identify mutant strains.

          Resistant mutations occur with all the approved HIV therapies. Therefore, it is critical to monitor the development of mutations so therapies can be appropriately combined and adjusted. The new HIV-1 RT test provides crucial information relating to the development of resistance to individual and combination therapy. By obtaining resistance information, physicians can avoid using drugs that may not be effective, thereby increasing patient care and eliminating the expense of unnecessary and ineffective therapy. In addition, a physician may utilize resistance information prior to starting or changing therapy by screening a patient for the presence of existing drug resistant mutations. The Company anticipates launching the test into selected European markets during the second quarter of 1997. In the US, Murex Diagnostics, Inc. ("MDI") has had discussions with the Food and Drug Administration but has not yet filed an application for the approval of the test.

          Also under this agreement with Innogenetics, MDC shall fund agreed-upon research and development programs, beginning in 1998 and for each of the following 13 years in an amount equal to 20% of the Murex Group's net sales of Innogenetics' products, subject to a cap.

          The broadening of the Company's focus into the emerging diagnostics monitoring market, which management expects to exceed $1 billion by the year 2000, should support revenue growth in the coming years. The Innogenetics distribution, developing and licensing agreement gives the Murex Group access to the rapidly growing gene probe market for monitoring patients and the classification of viral diseases. The monitoring market directly complements the Company's existing markets of screening and diagnosis and also leverages its worldwide marketing and distribution network. The diagnostic monitoring market includes tests that among other applications, assess a patient through the course of a disease or infection, monitor various forms of anti-viral therapies and monitor conditions associated with transplants. In contrast, screening and diagnosis tests are used to indicate whether a patient is, or is not, carrying a disease or infection. In patient use, screening and diagnosis tests are usually only required to be administered once while monitoring tests are usually administered numerous times.

          Patient monitoring has become an important and critical element of patient care and treatment. The Murex Group believes it can capture a significant portion of this emerging market by strategically positioning itself in key segments of the market including AIDS therapy, organ transplantation and other immune compromised conditions.

          Effective February 1997, the Murex Group and Digene Corporation ("Digene") entered into a five year agreement to work together to create a direct European sales operation for Digene's sexually transmitted disease diagnostics business. Digene, will sell its Hybrid Capture human papilloma virus ("HPV") DNA test directly in selected European markets using the Company's existing distribution infrastructure in exchange for selling service fees and a percentage of Digene HPV sales. All other Digene products exclusively sold by Murex in Europe will not be affected by this transaction. Additionally, Digene will make fixed payments over the next two years.

          During January 1997, MDC entered into a 10 year, worldwide Original Equipment Manufacturer ("OEM") distribution agreement with Eurogenetics N.V. ("Eurogenetics"). Pursuant to the terms of the agreement, the Murex Group will distribute Eurogenetics mircotitre plate EIA kits for rubella, toxoplasmosis, cytomegalovirus ("CMV"), chlamydia, herpes and beta-2 microglobulin.

          The Company's worldwide marketing and distribution capabilities motivate companies like Innogenetics, Digene and Eurogenetics to partner with the Company in licensing agreements and product development and, thereby, contribute to the flow of new and creative products. The Company's alliances provide the Murex Group with access to technology, strengthen and extend the Company's monitoring market strategy and allow the Company to further penetrate its existing markets in blood screening and clinical diagnostics. Throughout 1997 and in the years to come, the Company will actively seek out acquisitions, strategic business alliances and other opportunities that will support the Company's future.

          MDC completed a non-exclusive, out-licensing transaction during the second quarter of 1994 by licensing technology acquired as part of the 1992 acquisition of the diagnostics division of Wellcome to Abbott. This transaction provided MDC with a $10 million minimum license fee to be paid over four years. MDC received $4, million, $2 million and $2 million in 1994, 1995 and 1996, respectively. MDC received the final $2 million of the guaranteed $10 million minimum license fee in January 1997. Furthermore, MDC earned an additional $100,000 and $878,000 in 1995 and 1996, respectively, as a result of minimum royalty levels being exceeded. For the three months ended March 31, 1997, MDC accrued $460,000 of pro-rata excess minimum royalty revenue for 1997. The underlying revenue stream associated with this licensing agreement has been growing at approximately 40% per year. It continues to remain strong and growing and the Company expects the minimum royalty levels to continue to be exceeded until the expiration of the patent in the year 2004. Therefore, as of 1998, the Company anticipates receiving at least $3 million per year from this licensing arrangement.

          Recent Murex Group product innovations, such as SAM(TM), and tests for Human T-Cell Lymphotropic Virus ("HTLV") syphilis and E-Coli, should contribute to future sales growth. In addition, new and enhanced products, created through the Company's in-house research and development endeavors, strengthened the Company's broad line of well-established virology and bacteriology products and allowed the Company to enter new markets in targeted areas around the world.

          In addition to relying on research and development and licensing of core technologies, management's operation strategy also focuses on quality, customer service, reducing costs and improving cash flows.

     -------------------------------------------------------------------------

     RESULTS OF OPERATIONS

          Total revenues for the quarter ended March 31, 1997 were $25,842,000 compared to $26,023,000 for the quarter ended March 31, 1996. Product sales were $24,718,000 and $26,023,000 for the quarters ended March 31, 1997 and 1996, respectively. The net decrease in product sales represents an actual decrease using a constant currency basis of $139,000 and a negative foreign exchange impact of $1,166,000. The negative foreign exchange effect is due to the relative strength of the US Dollar, the reporting currency of the Company, during the first quarter of 1997 as compared to the first quarter of 1996. Translation from the various functional currencies to the US Dollar caused a decrease in the Dollar equivalent product sales revenue. License fees and other revenues increased to $1,124,000 from zero in the previous year, primarily as a result of Abbott exceeding the minimum royalty level as defined in the 1994 agreement with Abbott, and the fixed payments made by Digene in accordance with the February, 1997 agreement.

          The gross profit on total revenues increased to 67.9% from 62.1% for the quarters ended March 31, 1997 and 1996, respectively. Gross profit on product sales for the quarter ended March 31, 1997 increased to 66.5%, as compared with 62.1% for 1996. The increase in gross profit on product sales is due to the Company's trend of replacing sales of Innogenetics products to distributors with direct sales to customers as well as favorable factory variances. As such, cost of products sold declined to $8,289,000 for the three months ended March 31, 1997 from $9,853,000 in the comparable prior year period.

          Total costs and expenses, excluding cost of products sold, of $15,586,000 for the quarter ended March 31, 1997 reflect a net decrease of $538,000 over the quarter ended March 31, 1996. Research and development costs for the first quarter of 1997 decreased by $233,000 to $1,607,000 as a result of internal cost control measures and the Company shifting a portion of its product development focus to forming strategic business alliances such as with Innogenetics. General and administrative costs for the quarter ended March 31, 1997 were $5,618,000 as compared to $5,304,000 for the comparable prior year period. The increase of $314,000 mainly represents non-recurring professional fees for corporate structure and taxation studies. Sales and marketing expenses of $6,817,000 reflect a $187,000 decrease over the first quarter of 1996. The decrease is a result of the Company s cost control measures and restructuring efforts.

          The $463,000 decrease in interest expense from $748,000 for the quarter ended March 31, 1996 to $285,000 for the quarter ended March 31, 1997 was due to the Company's access to capital at favorable rates via the line of credit with Bank of America. In the prior year, the Company factored its Italian receivables to fund the agreement with Innogenetics. The equity in loss of investee represents SDL's net loss for the quarter ended March 31, 1996.

     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
     Form 10-Q for the Three Months Ended March 31, 1997
     Part II - Other Information
     -------------------------------------------------------------------------


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


                                 INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
                                 (Registrant)


     Date:   May 2, 1997         By:   /s/ C. Robert Cusick
          -------------------       ----------------------------------
                                    C. Robert Cusick, Vice Chairman
                                    President & CEO



     Date:   May 2, 1997         By:   /s/ Jill A. Gilmer
          -------------------       ----------------------------------
                                    Jill A. Gilmer, Secretary

                               EXHIBIT INDEX


         Exhibit          Description
         -------          -----------

           11             Statement Regarding Computation of Per
                          Share Earnings

           27             Financial Data Schedule