Form 10-Q
period 1997-06-30
INTERNATIONAL MUREX TECHNOLOGIES CORP
filed 1997-08-11
CIK 864964

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or 12(g)
                        of the Securities Exchange Act of 1934
                     For the Quarterly Period Ended June 30, 1997

                                          OR

                [ ] Transition Report Pursuant to Section 13 or 12(g)
                        of the Securities Exchange Act of 1934
                    For the Transition Period from _____ to _____

                            Commission File Number 0-26144


                      International Murex Technologies Corporation
          ------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              Province of British Columbia, Canada               N/A
          ---------------------------------------------   ------------------
               (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)            Identification No.)


           2255 B. Queen Street, East, Suite 828, Toronto, ON    M4E 1G3
          ------------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)


          Registrant's telephone number, including area code (519) 836-8016
                                                             ---------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X      No
                        --------     ---------

          The number of common shares outstanding as of August 1, 1997 was 16,328,721, excluding treasury shares.

                     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION


                            Quarterly Report on Form 10-Q
                        For the Six Months Ended June 30, 1997

                                  Table of Contents
                                  -----------------


          Item                                                         Page
          Number    PART I -FINANCIAL INFORMATION                     Number
          ------                                                      ------

               1    Financial Statements

                    Consolidated Balance Sheets at
                         June 30, 1997 and December 31, 1996              3

                    Consolidated Statements of Operations
                         for the Three and Six Months Ended
                         June 30, 1997 and 1996                           5

                    Consolidated Statements of Changes in
                         Shareholders' Equity for the
                         Period January 1, 1996 to June 30, 1997          6

                    Consolidated Statements of Cash Flows
                         for the Six Months Ended
                         June 30, 1997 and 1996                           7

                    Notes to Consolidated Financial Statements            9

               2    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  12

                    PART II -OTHER INFORMATION

               1    Legal Proceedings                                    19

               4    Submission of Matters to a Vote of Security Holders  19

               6    Exhibits and Reports on Form 8-K                     20


                    SIGNATURES                                           21

    INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
    CONSOLIDATED BALANCE SHEETS

    (In Thousands of U. S. Dollars)
                                                       June 30,    December 31,
                                                    ---------------------------
                                                        1997          1996
    ---------------------------------------------------------------------------

    ASSETS

    CURRENT ASSETS
       Cash and cash equivalents                    $     5,865     $     9,723
       Accounts receivable, net of allowance
         for doubtful accounts of $3,044
         and $3,174, respectively                        37,859          33,718
       Inventories                                       21,806          21,534
       Amounts due from affiliate                         4,327           4,415
       Prepaid and other                                  1,664           1,207
                                                    ---------------------------
    Total current assets                                 71,521          70,597
    ---------------------------------------------------------------------------

    PROPERTY, PLANT AND EQUIPMENT-
       at cost less accumulated depreciation
       and amortization                                  10,086          10,091

    PATENTS, TRADEMARKS AND LICENSES-
       at cost less accumulated amortization              6,349           5,738


    OTHER ASSETS                                         10,091           8,687
                                                    ---------------------------

    TOTAL                                           $    98,047     $    95,113
    ===========================================================================

    See notes to consolidated financial statements.

                                                      June 30,     December 31,
                                                    ---------------------------
                                                        1997          1996
    ---------------------------------------------------------------------------

    LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES:
       Trade accounts payable                       $   11,863      $    9,757
       Accrued expenses:
            Professional fees                              699           2,222
            Royalty payments                             2,199           1,978
            Employee related                             4,825           5,985
            Income taxes payable                         1,578           1,508
            Litigation settlements                       1,959           3,310
            Restructuring                                  307           1,402
            Other                                        3,921           2,809
       Current portion of capitalized lease
       obligations                                         126             151
                                                     --------------------------

       Total current liabilities                        27,477          29,122
    ---------------------------------------------------------------------------

    DEFERRED RENT                                           85              77

    LINE OF CREDIT                                      11,158           9,638

    CAPITALIZED LEASE OBLIGATIONS                           34              93

    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDERS' EQUITY
    Common shares, without par value,
       200,000,000 shares authorized; 16,604,763 and
       16,578,853 shares issued, respectively           84,534          84,460
    Additional paid-in capital                          13,906          13,906
    Accumulated deficit                                (37,907)        (41,655)
    Less cost of 101,043 and 286,929 common
       shares held in treasury, respectively                (5)         (1,085)
    Unrealized gain on marketable securities             6,012           4,405
    Accumulated currency translation adjustment         (7,247)         (3,848)
                                                    ---------------------------

    Shareholders' equity                                59,293          56,183
    ---------------------------------------------------------------------------

    TOTAL                                           $   98,047      $   95,113
    ===========================================================================

    See notes to consolidated financial statements.

    INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
    CONSOLIDATED STATEMENTS OF OPERATIONS

    (In Thousands of U.S. Dollars, except per share data)

                                         Three Months             Six Months
                                         Ended June 30,         Ended June 30,
                                     ------------------------------------------
                                        1997       1996        1997        1996
    ---------------------------------------------------------------------------

    REVENUES:
       Product sales                 $ 26,392  $ 24,351    $  51,110   $ 50,374
       License fees and other           2,098                  3,222
                                     --------  --------    ---------   --------

    Total revenues                     28,490    24,351       54,332     50,374

    COSTS AND EXPENSES:
       Cost of products sold            9,699     8,502       17,988     18,355
       Research and development         2,120     1,574        3,727      3,414
       General and administrative       4,843     5,001       10,461     10,305
       Sales and marketing              7,521     7,724       14,338     14,728
       Foreign exchange (gain) loss       (69)      715          (25)       724
       Royalty expense                  1,906       825        3,406      2,792
                                     ------------------     -------------------

    Total costs and expenses           26,020    24,341       49,895     50,318
                                     ------------------     -------------------

    Income From Operations              2,470        10        4,437         56

    Interest income                        40       245           89        309
    Interest expense                     (327)     (218)        (612)      (966)
    Gain on asset disposals                13         4          (13)         4
    Equity in loss of investee                      (79)                   (487)
    Other income                          (27)        9           25        104
                                     ------------------    --------------------

    Income (loss) before income taxes   2,169       (29)       3,926       (980)

    Income taxes                           80       145          178        303
                                     ------------------    --------------------
    NET INCOME (LOSS)                $  2,089  $   (174)   $   3,748   $ (1,283)
                                     ==================    ====================

    Net income (loss) per
       common share                  $   0.12  $  (0.01)   $    0.22   $  (0.08)
                                     ==================    ====================
    Weighted average shares
       outstanding (in thousands)      17,411    16,165       17,377     16,162
                                     ==================    ====================

    INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

    (In thousands of U.S. Dollars, except share data)

    ----------------------------------------------------------------------

                                           Common Stock       Additional
                                        -------------------     Paid-In
                                          Shares     Amount     Capital
    ----------------------------------------------------------------------

    December 31, 1995                   16,688,931  $84,136     $13,906

    Issued pursuant to employee
      stock purchase plan                   23,297       91

    Exercise of employee stock options      15,900       50

    Issued as stock compensation           281,925    1,692

    Shares tendered to treasury

    Retirement of treasury shares         (431,200)  (1,509)

    Unrealized gain on marketable
       securities

    Net income

    Foreign currency translation
                                        ----------------------------------

    December 31, 1996                   16,578,853   84,460      13,906

    Issued pursuant to employee
      stock purchase plan                   14,624      104

    Exercise of employee stock options     150,700      780

    Retirement of treasury shares         (185,886)  (1,080)

    Issued pursuant to class action
       settlement                           46,472      270

    Unrealized gain on marketable
       securities

    Net income

    Foreign currency translation
                                        ----------------------------------

    June 30, 1997                       16,604,763  $84,534     $13,906
                                        ==================================




                                         Accumulated      Treasury
                                           Deficit         Shares
    ----------------------------------------------------------------------

    December 31, 1995                     ($43,504)       ($1,514)

    Issued pursuant to employee
      stock purchase plan

    Exercise of employee stock options

    Issued as stock compensation

    Shares tendered to treasury                            (1,080)

    Retirement of treasury shares                           1,509

    Unrealized gain on marketable
       securities

    Net income                               1,849

    Foreign currency translation
                                        ----------------------------------

    December 31, 1996                      (41,655)        (1,085)

    Issued pursuant to employee
      stock purchase plan

    Exercise of employee stock options

    Retirement of treasury shares                           1,080

    Issued pursuant to class action
       settlement

    Unrealized gain on marketable
       securities

    Net income                               3,748

    Foreign currency translation
                                        ----------------------------------

    June 30, 1997                         ($37,907)           ($5)
                                        ==================================



                                        Unrealized  Accumulated
                                         Gain on     Currency      Total
                                        Marketable  Translation  Shareholder'
                                        Securities  Adjustment     Equity
    ------------------------------------------------------------------------

    December 31, 1995                                 ($3,493)     $49,531

    Issued pursuant to employee
      stock purchase plan                                               91

    Exercise of employee stock options                                  50

    Issued as stock compensation                                     1,692

    Shares tendered to treasury                                     (1,080)

    Retirement of treasury shares

    Unrealized gain on marketable
       securities                          $4,405                    4,405

    Net income                                                       1,849

    Foreign currency translation                         (355)        (355)
                                        ------------------------------------

    December 31, 1996                       4,405      (3,848)      56,183

    Issued pursuant to employee
      stock purchase plan                                              104

    Exercise of employee stock options                                 780

    Retirement of treasury shares

    Issued pursuant to class action
       settlement                                                      270

    Unrealized gain on marketable
       securities                           1,607                    1,607

    Net income                                                       3,748

    Foreign currency translation                       (3,399)      (3,399)
                                        ------------------------------------

    June 30, 1997                          $6,012     ($7,247)     $59,293
                                        ====================================



    See notes to consolidated financial statements.

          INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS

          (In Thousands of U.S. Dollars)

                                             Six Months Ended June 30,
                                             -------------------------
                                                1997          1996
         ------------------------------------------------------------

          OPERATING ACTIVITIES:
          Net income (loss)                  $  3,748    $   (1,283)
          Adjustments to reconcile net
           income (loss) to net
           cash provided by (used in)
           operating activities:
             Depreciation                       1,953         1,965
             Amortization                         390           153
             Gain (loss) on sale of property
              and equipment                        13            (4)
            Changes in working capital:
              Accounts receivable              (4,141)        2,180
              Inventories                        (272)       (2,194)
              Prepaid expenses and other
               assets                            (254)        1,978
              Trade accounts payable            2,106         1,520
              Accrued expenses                 (3,456)       (5,115)
                                             ------------------------

            Net cash provided by (used in)
             operating activities                  87          (800)
         ------------------------------------------------------------

          INVESTING ACTIVITIES:
          Additions to property and
           equipment                           (2,085)       (1,839)
          Additions to patents and licenses    (1,000)       (4,374)
          Proceeds from sale of property and
           equipment                              123            30
                                             ------------------------

            Net cash (used in) investing
             activities                        (2,962)       (6,183)
         ------------------------------------------------------------

          FINANCING ACTIVITIES:
          Increase in borrowings under line
            of credit                           1,520
          Reduction of other long-term
            liabilities                           (76)         (126)
          Proceeds from issuance of common
            shares                                884            27
                                             -------------------------

            Net cash provided by (used in)
             financing activities               2,328           (99)
         -------------------------------------------------------------

          EFFECT OF EXCHANGE RATE CHANGES      (3,311)          632

          Net (Decrease) in Cash and Cash
            Equivalents                        (3,858)       (6,450)

          Cash and Cash Equivalents at
            Beginning of Period                 9,723        15,771
                                             -------------------------

          CASH AND CASH EQUIVALENTS AT
            END OF PERIOD                    $  5,865      $  9,321
         =============================================================


          Supplemental Disclosure of Cash
          Flow Information:
            Cash paid for interest               $612          $309
            Cash paid for income taxes           $408          $757

          INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
          Consolidated Statements of Cash Flows (Continued)
          (In Thousands of U.S. Dollars)

          -------------------------------------------------------------------


          SUPPLEMENTAL  DISCLOSURE  OF   NONCASH  INVESTING  AND  FINANCING
          ACTIVITIES


               During the six months ending June 30, 1997 and 1996, IMTC retired $1,080 and $1,509, respectively, of shares held in treasury.

               During the six months ended June 30, 1996, a subsidiary of the Company, Specialist Diagnostics Limited ("SDL"), entered voluntary liquidation. Therefore, its financial statements were deconsolidated. As of June 30, 1997, the Company has an amount due from SDL of $4,327.

               Unpaid acquisition costs totalled $0 and $385 at June 30, 1997 and 1996, respectively.

               See notes to consolidated financial statements.

          INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
          Notes to Consolidated Financial Statements
          (In Thousands of U.S. Dollars)

          --------------------------------------------------------------------

          1.   NATURE OF THE COMPANY AND BASIS OF PRESENTATION:

               International Murex Technologies Corporation ("IMTC") has many incorporated subsidiaries operating throughout the world under the Murex name (the "Murex Group"). The Murex Group develops, manufactures and markets medical diagnostic products, licenses its technology and provides medical services for the screening, diagnosis and monitoring of infectious diseases and other medical conditions. (IMTC and the Murex Group are collectively referred to herein for consolidated financial purposes only as the "Company").

               Effective January 1, 1996, IMTC s United Kingdom ("UK") operating business was restructured into two companies, Murex Diagnostics Limited ("MDL") and Murex Biotech Limited ("MBL"). MDL retained the business encompassing the sale in the UK of all of the Company's Hepatitis C ("HCV") products and manufacturing of the HCV Serotyping test. All other MDL business was sold to another of IMTC's UK subsidiaries, MBL. MDL subsequently changed its name to Specialist Diagnostics Limited ("SDL") and entered voluntary liquidation following the British High Court ruling that an interim cash security of $9.3 million be posted by SDL relating to its then ongoing patent litigation. Co-liquidators were appointed. As of June 30, 1997 and December 31, 1996, IMTC and its subsidiaries represented predominantly all of the creditors of SDL. In the consolidated financial statements, the subsidiary is assumed to be fully liquidated. Management expects to ultimately receive net proceeds of $4,327 after settlement of all liquidation costs, which is reflected as of June 30, 1997 as amounts due from affiliates.

               The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated December 31, 1996, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of results expected for an entire year.

          2.   INVENTORIES:
                                                 June 30,   December 31,
                                                     1997           1996
               --------------------------------------------------------------

               Raw materials and supplies . .    $ 5,229        $ 5,911
               Work in process  . . . . . . .      5,830          5,244
               Finished goods . . . . . . . .     10,747         10,379
                                                  ------        -------

               Total inventories  . . . . . .    $21,806        $21,534
                                                 =======        =======
               --------------------------------------------------------------

          3.   CONTINGENCIES:

               Four class action lawsuits were instituted on behalf of all persons who had purchased IMTC's securities between May 21, 1992 and August 19, 1992 against IMTC, two executive officers of IMTC, and Messrs. Edward J. DeBartolo, Sr. (now deceased) and Edward J. DeBartolo, Jr., alleging that the defendants omitted and/or misrepresented material facts about IMTC which resulted in artificially inflating the market price of IMTC's securities permitting, in part, Messrs. DeBartolo, Sr. and DeBartolo, Jr. to sell their IMTC securities in violation of the federal and Texas securities laws. The defendants answered denying the allegations in the complaints. During 1996, the parties agreed to settle all outstanding claims for $5.4 million, a portion of which has been paid by IMTC into escrow held by the claims administrator. In accordance with the Stipulation Settlement Agreement, Edward J. DeBartolo, Jr. and the Estate of Edward J. DeBartolo, Sr. each transferred 92,943 common shares of the Company's stock to the Company to be used as their portion of the settlement. The claims administrator is currently qualifying claimants.

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

          4.   RESTRUCTURING:

               During September 1996, the Company recorded a restructuring charge of $2,100. The restructuring was driven by the need to reposition the Company for its movement into the patient monitoring business. The worldwide plan will result in personnel reductions of approximately 50 people from various functions. The restructuring provision consists predominantly of estimated costs for employee severance and other benefits. As of December 31, 1996, 35 employees left the Company related to the restructuring plan, resulting in actual payments of $698. As such, the remaining accrual at December 31, 1996 was $1,402. The Company substantially completed the restructuring during the six months ended June

               30, 1997, and $307 remained accrued at June 30, 1997 for payments to former employees.


          5. RECONCILIATION OF CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("CANADIAN GAAP" AND U.S. GAAP"):

                    There were no differences between Canadian GAAP and U.S. GAAP during the year ended December 31, 1996 and the quarter and six months ended June 30, 1997.

          INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
          Form 10-Q for the Six Months Ended June 30, 1997
          Part I - Financial Information

          -------------------------------------------------------------------

              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                         (Amounts expressed in U.S. Dollars)

               This report contains or refers to forward-looking information including future revenues, products, and income and is based upon current expectations that involve a number of business risks and uncertainties. Among the factors that could cause actual results to differ materially from any forward-looking statement include, but are not limited to, technological innovations of competitors, delays in product introductions, changes in health care regulations and reimbursements, litigation claims, changes in foreign economic conditions or currency translation, product acceptance or changes in government regulation of the Company's products, as well as other factors discussed in other Securities and Exchange Commission filings for the Company.

          FINANCIAL CONDITION

               During the quarter and  six months ended June 30,  1997, the
          Company   continued  its   profitability,  generated   cash  from
          operations and maintained positive working capital.

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

               On July 2, 1996, a subsidiary of IMTC, Murex Diagnostics Corporation ("MDC"), filed a patent infringement suit against Abbott seeking injunctive relief against Abbott and damages for infringement of a patent held by MDC for a particle bound binding component immunoassay. The suit alleges that two Abbott systems, the Abbott IMx(TM) Immunoassay and the Abbott AxSYM System, infringe one or more claims of MDC s patent. Abbott has answered the complaint and the parties are now actively engaged in discovery.

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

          Liquidity and Capital Resources

               The Company  has  sufficient  cash  resources  and  adequate working capital to carry on its current business and meet existing capital requirements over the next twelve months and beyond. Cash and working capital totaled $5.9 million and $44.0 million, respectively at June 30, 1997. For the six months ended June 30, 1997, the Company generated cash from operations.

               On November 12, 1996, the Company entered into a three year, $15 million asset-based line of credit facility with Bank of America, which is collateralized by the accounts receivable and inventory of its United States ("US"), UK and Barbados subsidiaries. Based on the value of the collateral, the borrowings outstanding of $11,158,000 and a letter of credit outstanding of $832,000, there was $504,000 unused and available under this credit facility as of June 30, 1997. The credit facility was drawn upon for, among other things, payments associated with the Innogenetics alliance, working capital and ongoing business activities. The Company has an interest rate swap agreement with the lender that fixed the interest rate at 8.9% for a notional principal amount of $8.0 million.

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

               The Company anticipates that its current capital resources, availability under its line of credit facility, and anticipated profitability will enable it to maintain planned operations over the next twelve months and beyond.

          Management Outlook

               The key to the Company's growth is the ability to identify new needs in the marketplace, and to expeditiously meet these needs through access to appropriate innovations and technologies, and to rapidly incorporate them into the Murex Group's product line. However, there can be no assurance that the Murex Group will successfully add a significant number of new products to its product line.

               Management believes that strategic ventures and licensing arrangements position the Company for the future and play an important role in the achievement of management's corporate objectives. The strategic ventures, licensing transactions and Murex Group product innovations discussed below are examples of the Company's recent successes of capitalizing on the Company's world-wide distribution network and product technologies.

               During February 1996, MDC entered into an exclusive distribution, development and license agreement with Innogenetics N.V. ("Innogenetics") to develop and market gene probe products for the monitoring of patients and the classification of viral diseases. Under the terms of the agreement, MDC paid $5.9 million during 1996 and $1.6 million during 1997 to Innogenetics for the exclusive rights to distribute Innogenetics' LiPA products, excluding HCV, for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. This strategic alliance with Innogenetics has provided the Murex Group with exclusive rights to the Murex/Innogenetics LiPA HIV-1 Reverse Transcriptase ("HIV-1 RT") monitoring test. This test simultaneously detects wild-type and HIV mutations associated with the reverse transcriptase drugs AZT, ddI, ddC and 3TC. The Company launched the test world-wide, except in the US and France where the product is distributed for research use only, late in the second quarter of 1997. In the US, Murex Diagnostics, Inc. ("MDI") has had discussions with the Food and Drug Administration but has not yet filed an application for the licensing of the test.

               The reverse transcriptase drugs AZT, ddI, ddC and 3TC are currently being utilized, separately and in combination, to treat HIV patients. Resistance to the drugs occurs as virus mutations develop that may eventually cause the drug, or combination of drugs, to become ineffective against the virus. The Murex/Innogenetics LiPA HIV-1 RT test is the first rapid assay to identify HIV mutant strains.

               Resistant mutations occur with all the approved HIV therapies. Therefore, it is critical to monitor the development of mutations so therapies can be appropriately combined and adjusted. The new HIV-1 RT test provides crucial information relating to the development of resistance to individual and combination therapy. By obtaining resistance information, physicians can avoid using drugs that may not be effective, thereby improving patient care and eliminating the expense of unnecessary and ineffective therapy. In addition, a physician may utilize resistance information prior to starting or changing therapy by screening a patient for the presence of existing drug resistant mutations.

               The broadening of the Company's focus into the world-wide emerging diagnostics monitoring market, which management expects to exceed $1 billion by the year 2000, should support revenue growth in the coming years. The Innogenetics distribution, developing and licensing agreement gives the Murex Group access to the rapidly growing gene probe market for monitoring patients and the classification of viral diseases. The monitoring market directly complements the Company's existing markets of screening and diagnosis and also leverages its worldwide marketing and distribution network. The diagnostic monitoring market includes tests that among other applications, assess a patient through the course of a disease or infection, monitor various forms of anti-viral therapies and monitor conditions associated with transplants. In contrast, screening and diagnosis tests are used to indicate whether a patient is, or is not, carrying a disease or infection. In patient use, screening and diagnosis tests are usually only required to be administered once while monitoring tests are usually administered numerous times.

               Patient monitoring has become an important and critical element of patient care and treatment. The Murex Group believes it can capture a significant portion of this emerging market by strategically positioning itself in key segments of the market including AIDS therapy, organ transplantation and other immune compromised conditions.

               In addition to the agreement above, during May 1997, the Company licensed its trademarked Sample Addition Monitor (SAM(TM)) technology to Innogenetics. The color-coded SAM technology will
          be utilized  in Innogenetics   enzyme immunoassay  products (EIA)
          with the first being Innogenetics HIV Ag assay. Developed by Murex s internal research and development, SAM s color-coded reagents change color in each testing step of an assay. The technology assists clinicians in ensuring that samples have been added and the testing procedure has been conducted correctly. The Company's SAM technology is utilized in selected Murex products and it has been licensed by a number of large healthcare companies, including Chiron Corporation.

               Effective June 1997, Genelabs Diagnostics SA of Geneva, Switzerland, ("Genelabs") appointed MDC to handle distribution of its diagnostics products in Europe and South America. The move is expected to benefit hospitals and laboratories in terms of product availability and technical support, and expand the supply of Genelabs specialty tests for the diagnosis of infectious diseases and immunological disorders to new areas of need. Agreements made between the two companies, which are exclusive or co-exclusive depending on the country, provide for the sale of viral confirmatory tests including, Western Blots for Human T-Cell Lymphotropic Virus ("HTLV"), Human Immunodeficiency Virus ("HIV"), Epstein-Barr Virus ("EBV") and cytomegalovirus ("CMV"), Autoblot 36 and Western Blot instrumentation, as well as Hepatitis E Elisa.

               Effective February 1997, the Murex Group and Digene Corporation ("Digene") entered into a five year agreement to work together to create a direct European sales operation for Digene's sexually transmitted disease diagnostics business. Digene will sell its Hybrid Capture human papilloma virus ("HPV") DNA test directly in selected European markets using the Company's existing distribution infrastructure in exchange for selling service fees and a percentage of Digene HPV sales. All other Digene products exclusively sold by Murex in Europe will not be affected by this transaction. Additionally, Digene will make fixed payments over the next two years.

               During January 1997, MDC entered into a 10 year, worldwide Original Equipment Manufacturer ("OEM") distribution agreement with Eurogenetics N.V. ("Eurogenetics"). Pursuant to the terms of the agreement, the Murex Group will distribute Eurogenetics mircotitre plate EIA kits for rubella, toxoplasmosis, CMV, chlamydia, herpes and beta-2 microglobulin.

               The Company's worldwide marketing and distribution capabilities motivate companies such as Innogenetics, Genelabs, Digene and Eurogenetics to partner with the Company in licensing agreements and product development and thereby contribute to the flow of new and creative products. The Company's alliances provide the Murex Group with access to technology, strengthen and extend the Company's monitoring market strategy and allow the Company to further penetrate its existing markets in blood screening and clinical diagnostics. Throughout 1997 and beyond, the Company will actively seek out acquisitions, strategic business alliances and other opportunities that will support the Company's future.

               During June 1997, the Company sold TTP Corporation ("TTP"), a wholly-owned subsidiary of MDC, to Shield Diagnostics Group plc. ("Shield"). TTP owned the intellectual property and other rights to ten products used for the diagnosis of thyroid dysfunction and the measurement of cardiovascular/blood coagulation degradation products. TTP's assays are targeted to a specific segment of the diagnostics industry that is not a part of the Company's long-term strategy of focusing on the screening, diagnosis and monitoring of infectious diseases. Therefore, the divestiture of TTP is an element of the Murex Group's overall plan that will allow the Company to focus its resources on the infectious disease diagnostics monitoring market. The Company will continue to manufacture and sell the TTP product line acquired by Shield for a period of three years, pursuant to a purchase commitment. This will provide Shield security regarding availability of the products while they are being integrated into Shield s business as well as permit Shield to utilize the Murex Group s worldwide distribution network.

               MDC completed a non-exclusive, out-licensing transaction during the second quarter of 1994 by licensing to Abbott certain technology acquired as part of the 1992 acquisition of the diagnostics division of Wellcome. For the six months ended June 30, 1997, MDC accrued $700,000 of pro-rata excess minimum royalty revenue for 1997. The underlying revenue stream associated with this licensing agreement has been growing at approximately 40% per year. It continues to remain strong and growing and the Company expects the minimum royalty levels to continue to be exceeded until the expiration of the patent in the year 2004. Therefore, beginning in 1998, the Company anticipates receiving at least $3 million per year from this licensing arrangement.

               Recent Murex Group product innovations, such as SAM(TM), and tests for HTLV, syphilis and E-Coli, should contribute to future sales growth. These new and enhanced products, created through the Company's in-house research and development endeavors, strengthened the Company's broad line of well-established virology and bacteriology products and allowed the Company to enter new markets in targeted areas around the world.

               In addition to relying on research and development and licensing of core technologies, management's operation strategy also focuses on quality, customer service, reducing costs and improving cash flows.

          -------------------------------------------------------------------

          RESULTS OF OPERATIONS

               Total revenues for the quarter and six months ended June 30,
          1997 were $28,490,000 and $54,332,000, respectively, compared to $24,351,000 and $50,374,000 for the prior year periods. Product sales increased by $2,041,000 and $736,000 to $26,392,000 and
          $51,110,000 for the quarter and six months ended June 30, 1997 and 1996, respectively. In accordance with Company's 1996 agreement with Chiron Corporation ("Chiron"), the Company ceased selling its HCV products, excluding HCV Serotyping, as of June 30, 1997 in Italy, France and several other European countries where sales of HCV have been minor. Sales of these products have been gradually decreasing in the affected countries since the agreement with Chiron was reached. Nonetheless, product sales for the quarter ended June 30, 1997 were marginally increased as customers in the affected countries stocked up on the Company's HCV products. The net increases in product sales represents actual increases using a constant currency basis of $3,328,000 and $3,189,000 and negative foreign exchange impacts of $1,287,000 and $2,453,000 for the three and six month periods, respectively. The negative foreign exchange effect is due to the relative strength of the US Dollar, the reporting currency of the Company, during the first six months of 1997 as compared to the first six months of 1996. Translation from the various functional currencies to the US Dollar caused a decrease in the Dollar equivalent product sales revenue. License fees and other revenues increased to $2,098,000 and $3,222,000 for the quarter and six months ended June 30, 1997, respectively from zero in the previous year.

               The license fees and other revenues represent royalties resulting from Abbott exceeding the minimum royalty level as defined in the 1994 agreement, the fixed payments made by Digene in accordance with the February 1997 agreement, and the sale of certain technologies during June 1997 to Shield. The technologies sold to Shield are targeted to a specific segment of the diagnostics industry that is not part of the Company's long-term strategy of focusing on the screening and monitoring of infectious diseases.

               The gross profit on total revenues increased to 66.9% from 63.6% for the six months ended June 30, 1997 compared to the same period in 1996. Innogenetics products are now predominately being sold via the Company's direct sales-force in lieu of distributors and efficiencies are being achieved through higher volumes in the factories, therefore gross profit on product sales for the six months ended June 30, 1997 increased to 64.8% from 63.6% for 1996. The cost of products sold was $9,699,000 and $17,988,000 for the quarter and six months ended June 30, 1997 from $8,502,000 and $18,355,000 in the comparable prior year periods.

               Total costs and expenses, excluding cost of products sold, of $16,321,000 and $31,907,000 for the quarter and six months ended June 30, 1997 reflect net changes of $482,000 and $(56,000) over the quarter and six months ended June 30, 1996. Research and development costs for the quarter and six months ended June 30, 1997 increased by $546,000 and $313,000 to $2,120,000 and
          $3,727,000. The increase in research and development expenditures is a result of the Company's strategy of developing innovative products for its distribution networks, as well as continuously improving existing products. General and administrative costs for the quarter and six months ended June 30, 1997 were $4,843,000 and $10,461,000 as compared to $5,001,000 and $10,305,000 for the comparable prior year periods. Sales and marketing expenses of $7,521,000 and $14,338,000 reflect a $203,000 and $390,000 decrease over the quarter and six months ended June 30, 1996. The decreases are a result of the Company's cost control measures and restructuring efforts.

               Interest expense was $327,000 and $612,000 compared to $218,000 and $966,000 for the quarters and six months ended June 30, 1997 and 1996, respectively. The Company currently has access to capital at favorable rates via the line of credit with Bank of America. During the quarter ended June 30, 1997, the Company increased the amount borrowed, resulting in a corresponding increase in interest expense. In the prior year, the Company factored its Italian receivables to fund the agreement with Innogenetics. The equity in loss of investee represents SDL's net loss for the quarter and six months ended June 30, 1996.

          INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
          Form 10-Q for the Six Months Ended June 30, 1997
          Part II - Other Information
          -------------------------------------------------------------------


                              ITEM 1 - LEGAL PROCEEDINGS

               See Note 3 to the financial statements for information regarding current legal proceedings.


              ITEM 4 - SUMMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          1.   The Annual General  Meeting of Shareholders was  held on May
               13, 1997.

          2. The following persons were elected as Directors of the Company for the ensuing year:

                C. Robert Cusick                   Thomas L. Gavan, M.D.
                The Honorable J. Trevor Eyton      Hartland M. MacDougall
                Norbert Gilmore, PhD, M.D.         Jay A. Lefton, Esq.
                Stanley E. Read, PhD, M.D.         Victor A. Rice
                F. Michael P. Warren, Q.C.


          3.   The following matters were voted upon at the meeting:

               a.    Election of Directors:
                                                   For       Withheld
                     C. Robert Cusick           12,543,660     49,717
                     J. Trevor Eyton            12,536,660     56,717
                     Thomas L. Gavan            12,544,160     49,217
                     Norbert Gilmore            12,543,185     50,192
                     Jay A. Lefton              12,541,860     51,517
                     Hartland MacDougall        12,537,905     55,472
                     Stanley E. Read            12,543,185     50,192
                     Victor A. Rice             12,542,155     51,222
                     F. Michael P. Warren       12,544,160     49,217

               b. To appoint Deloitte & Touche, LLP as Auditors of the Company for 1997:

                                   For          Withheld
                               12,537,430        55,947


               c.   To approve  Amendments to  the Employee  Stock Purchase
          Plan:

                                    For           Against
                                 12,231,946       361,431

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


                                        INTERNATIONAL MUREX TECHNOLOGIES
                                          CORPORATION
                                        (Registrant)


          Date:   August 4, 1997        By:   /s/ C. Robert Cusick
                -----------------          -------------------------------
                                           C. Robert Cusick, Vice Chairman
                                           President & CEO



          Date:   August 4, 1997        By:   /s/ Steve Ramsey
                -----------------          -------------------------------
                                           Steve Ramsey, Vice President
                                           & CFO

                                EXHIBIT INDEX


            Exhibit             Description
            -------             -----------

              11                Statement Regarding Computation of
                                Per Share Earnings

              27                Financial Data Schedule