Form 10-Q
period 1997-09-30
INTERNATIONAL MUREX TECHNOLOGIES CORP
filed 1997-11-13
CIK 864964

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

         [X] Quarterly Report Pursuant to Section 13 or 12(g)
                of the Securities Exchange Act of 1934
           For the Quarterly Period Ended September 30, 1997

                                  OR

         [ ] Transition Report Pursuant to Section 13 or 12(g)
                of the Securities Exchange Act of 1934
             For the Transition Period from _____ to _____

                    Commission File Number 0-26144


             International Murex Technologies Corporation
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


Province of British Columbia, Canada                         N/A
------------------------------------               ---------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


2255 B. Queen Street, East, Suite 828, Toronto, Ontario, Canada M4E 1G3
------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


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

The number of common shares outstanding as of November 10, 1997 was 16,628,413, excluding treasury shares.

             INTERNATIONAL MUREX TECHNOLOGIES CORPORATION


                     Quarterly Report on Form 10-Q
             For the Nine Months Ended September 30, 1997

                           Table of Contents
                           -----------------


Item                                                                Page
Number      PART I -- FINANCIAL INFORMATION                        Number
------                                                             ------

      1     Financial Statements

            Consolidated Balance Sheets at
                  September 30, 1997 and December 31, 1996              3

            Consolidated Statements of Operations
                  for the Three and Nine Months Ended
                  September 30, 1997 and 1996                           5

            Consolidated Statements of Changes in
                  Shareholders' Equity for the
                  Period January 1, 1996 to September 30, 1997          6

            Consolidated Statements of Cash Flows
                  for the Nine Months Ended
                  September 30, 1997 and 1996                           7

            Notes to Consolidated Financial Statements                  9

      2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        12

            PART II -- OTHER INFORMATION

      1     Legal Proceedings                                          19

      6     Exhibits and Reports on Form 8-K                           19


            SIGNATURES                                                 20

INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands of U. S. Dollars)
                                                 September 30,     December 31,
                                              ----------------------------------
                                                     1997              1996
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                   $      6,101      $      9,723
    Accounts receivable, net of allowance
     for doubtful accounts of $2,999
     and $3,174, respectively                         39,737            33,718
    Inventories                                       21,734            21,534
    Amounts due from affiliate                         2,589             4,415
    Prepaid and other                                  2,942             1,207
                                                 -----------------------------

Total current assets                                  73,103            70,597
-------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT-
    at cost less accumulated depreciation
    and amortization                                  13,309            10,091

PATENTS, TRADEMARKS AND LICENSES-
    at cost less accumulated amortization              6,862             5,738

OTHER ASSETS                                           8,907             8,687
                                                 ------------------------------

TOTAL                                           $    102,181      $     95,113
===============================================================================

See notes to consolidated financial statements.

                                                September 30,       December 31,
                                                --------------------------------
                                                    1997              1996
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Trade accounts payable                         $     11,579      $      9,757
 Accrued expenses:
      Professional fees                                1,828             2,222
      Royalty payments                                 2,225             1,978
      Employee related                                 5,291             5,985
      Income taxes payable                             1,600             1,508
      Litigation settlements                             347             3,310
      Restructuring                                       99             1,402
      Other                                            4,299             2,809
 Current portion of capitalized lease obligations        114               151
                                                 ------------------------------

Total current liabilities                             27,382            29,122
-------------------------------------------------------------------------------

DEFERRED RENT                                             65                77

LINE OF CREDIT AND NOTE PAYABLE                       13,846             9,638

CAPITALIZED LEASE OBLIGATIONS                                               93

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common shares, without par value,
     200,000,000 shares authorized; 16,627,745 and
     16,578,853 shares issued, respectively           84,611            84,460
Additional paid-in capital                            14,521            13,906
Accumulated deficit                                  (35,342)          (41,655)
Less cost of 101,043 and 286,929 common shares
   held in treasury, respectively                         (5)           (1,085)
Unrealized gain on marketable securities               5,328             4,405
Accumulated currency translation adjustment           (8,225)           (3,848)
                                                 ------------------------------

Shareholders' equity                                  60,888            56,183
-------------------------------------------------------------------------------

TOTAL                                           $    102,181      $     95,113
===============================================================================

See notes to consolidated financial statements.

INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share data)

                                            Three Months              Nine Months
                                         Ended September 30,      Ended September 30,
                                        ---------------------    ---------------------
                                           1997        1996         1997        1996
--------------------------------------------------------------------------------------
REVENUES:
   Product sales                         $ 23,760    $ 24,917    $ 74,870    $ 75,291
   License fees and other                   2,223                   5,445
                                         --------------------    --------------------

Total revenues                             25,983      24,917      80,315      75,291

COSTS AND EXPENSES:
   Cost of products sold                   10,326       8,556      28,314      26,911
   Research and development                 2,136       1,504       5,863       4,918
   General and administrative               3,421      10,147      13,882      20,452
   Sales and marketing                      6,750       7,164      21,088      21,892
   Foreign exchange (gain) loss               (43)        227         (68)        951
   Royalty expense                          1,378      (5,916)      4,784      (3,124)
   Restructuring expense                                2,100                   2,100
                                         --------------------    --------------------

Total costs and expenses                   23,968      23,782      73,863      74,100
                                         --------------------    --------------------

Income From Operations                      2,015       1,135       6,452       1,191

Interest income                                15         138         104         447
Interest expense                             (321)        (92)       (933)     (1,058)
Loss (gain) on asset disposals                (17)         74         (30)         78
Gain (loss) on liquidation of investee                    444                     (43)
Other income                                  962          21         987         125
                                         --------------------    --------------------

Income (loss) before income taxes           2,654       1,720       6,580         740

Income tax expense                             89         428         267         731
                                         --------------------    --------------------

NET INCOME                               $  2,565    $  1,292    $  6,313    $      9
                                         ====================    ====================

Net income per common share              $   0.14    $   0.08    $   0.36    $   0.00
                                         ====================    ====================

Weighted average shares
   outstanding (in thousands)              17,779      16,447      17,681      16,257
                                         ====================    ====================


See notes to consolidated financial statements.

INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands of U.S. Dollars, except share data)




                                          Common Stock             Additional
                                  ----------------------------       Paid-In       Accumulated
                                    Shares            Amount         Capital         Deficit
-----------------------------------------------------------------------------------------------

December 31, 1995                  16,688,931          $84,136       $13,906        ($43,504)

Issued pursuant to employee
  stock purchase plan                  23,297               91

Exercise of employee stock
  options                              15,900               50

Issued as stock compensation          281,925            1,692

Shares tendered to treasury

Retirement of treasury shares        (431,200)          (1,509)

Unrealized gain on marketable
  securities

Net income                                                                             1,849

Foreign currency translation
                                   ------------------------------------------------------------
December 31, 1996                  16,578,853           84,460        13,906         (41,655)

Issued pursuant to employee
  stock purchase plan                  16,806              116

Exercise of employee stock
  options                             171,500              845

Retirement of treasury shares        (185,886)          (1,080)

Issued pursuant to class
  action settlement                    46,472              270

Reversion of settlement shares                                           615

Unrealized gain on marketable
  securities

Net income                                                                             6,313

Foreign currency translation
                                   ------------------------------------------------------------
September 30, 1997                 16,627,745          $84,611       $14,521        ($35,342)
                                   ============================================================




                                                      Unrealized     Accumulated
                                                       Gain On         Currency           Total
                                          Treasury    Marketable     Translation      Shareholders'
                                           Shares     Securities      Adjustment         Equity
---------------------------------------------------------------------------------------------------

December 31, 1995                         ($1,514)                      ($3,493)        $49,531

Issued pursuant to employee
  stock purchase plan                                                                        91

Exercise of employee stock
  options                                                                                    50

Issued as stock compensation                                                              1,692

Shares tendered to treasury                (1,080)                                       (1,080)

Retirement of treasury shares               1,509

Unrealized gain on marketable
  securities                                              $4,405                          4,405

Net income                                                                                1,849

Foreign currency translation                                               (355)           (355)
                                   -------------------------------------------------------------
December 31, 1996                          (1,085)         4,405         (3,848)         56,183

Issued pursuant to employee
  stock purchase plan                                                                       116

Exercise of employee stock
  options                                                                                   845

Retirement of treasury shares               1,080

Issued pursuant to class
  action settlement                                                                         270

Reversion of settlement shares                                                              615

Unrealized gain on marketable
  securities                                                 923                            923

Net income                                                                                6,313

Foreign currency translation                                             (4,377)         (4,377)
                                   -------------------------------------------------------------
September 30, 1997                            ($5)        $5,328        ($8,225)        $60,888
                                   =============================================================



See notes to consolidated financial statements.

INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)
                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                            1997         1996
-------------------------------------------------------------------------------

Operating Activities:
Net income                                                 $ 6,313     $     9
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                              2,964       2,974
   Amortization                                                602         269
   Loss (gain) on sale of property and equipment                30         (78)
  Changes in working capital:
    Accounts receivable                                     (4,247)      2,196
    Inventories                                               (200)     (3,557)
    Prepaid expenses and other assets                       (2,401)       (108)
    Trade accounts payable                                   1,822       2,770
    Accrued expenses                                        (2,619)     (2,871)
                                                           --------------------

  Net cash provided by operating activities                  2,264       1,604
-------------------------------------------------------------------------------

Investing Activities:
Additions to property and equipment                         (6,300)     (3,537)
Additions to patents and licenses                           (1,726)     (5,154)
Proceeds from sale of marketable securities                  1,254
Proceeds from sale of property and equipment                    88         154
                                                          ---------------------

  Net cash  (used in) investing activities                  (6,684)     (8,537)
-------------------------------------------------------------------------------

Financing Activities:
Increase in borrowings                                       4,208
Reduction of other long-term liabilities                      (142)       (152)
Proceeds from issuance of common shares                        961          41
                                                          ---------------------

  Net cash provided by (used in) financing activities        5,027        (111)
-------------------------------------------------------------------------------

Effect of Exchange Rate Changes                             (4,229)       (953)

Net (Decrease) in Cash and Cash Equivalents                 (3,622)     (7,997)

Cash and Cash Equivalents at Beginning of Period             9,723      15,771
                                                          ---------------------

Cash and Cash Equivalents at End of Period                $  6,101    $  7,774
===============================================================================


Supplemental Disclosure of Cash Flow
Information:
  Cash paid for interest                                      $933        $447
  Cash paid for income taxes                                  $475      $1,127

INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
Consolidated Statements of Cash Flows (Continued)
(In thousands of U.S. Dollars)

-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES


     During the nine months ending September 30, 1997 and 1996, IMTC retired $1,080 and $1,509, respectively, of shares held in treasury.

     During the nine months ended September 30, 1996, a subsidiary of the Company, Specialist Diagnostics Limited ("SDL"), entered voluntary liquidation. Therefore, its financial statements were deconsolidated. During the three months ended September 30, 1997, approximately $1,700 in cash was returned to the Company, consequently, as of September 30, 1997, the Company has an amount due from SDL of $2,589.

     See notes to consolidated financial statements.

INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars, except per share data)

------------------------------------------------------------------------------


1.   NATURE OF THE COMPANY AND BASIS OF PRESENTATION:

     International Murex Technologies Corporation ("IMTC") operates through many incorporated subsidiaries throughout the world under the Murex name (the "Murex Group"). The Murex Group develops, manufactures and markets medical diagnostic products, licenses its technology and provides medical services for the screening, diagnosis and monitoring of infectious diseases and other medical conditions. (IMTC and the Murex Group are collectively referred to herein for consolidated financial purposes only as the "Company").

     Effective January 1, 1996, IMTC's United Kingdom ("UK") operating business was restructured into two companies, Murex Diagnostics Limited ("MDL") and Murex Biotech Limited ("MBL"). MDL subsequently changed its name to Specialist Diagnostics Limited ("SDL") and entered voluntary liquidation. As of September 30, 1997 and December 31, 1996, IMTC and its subsidiaries represented predominantly all of the creditors of SDL; therefore, in the consolidated financial statements, the subsidiary is assumed to be fully liquidated. During the three months ended September 30, 1997, approximately $1,700 in cash was returned to the Company from the SDL liquidator. Management expects to ultimately receive additional net proceeds of $2,589 from the SDL liquidator after settlement of all liquidation costs, which is reflected as of September 30, 1997 as amounts due from affiliates.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated December 31, 1996, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of results expected for an entire year.

2.   INVENTORIES:

                                                September 30,    December 31,
                                                     1997            1996
     -------------------------------------------------------------------------

     Raw materials and supplies..........         $  5,605        $ 5,911
     Work in process.....................            5,312          5,244
     Finished goods......................           10,817         10,379
                                                    ------         ------

     Total inventories...................         $ 21,734        $21,534
                                                  ========        =======


     ------------------------------------------------------------------------


3.   CONTINGENCIES:

     Four class action lawsuits were instituted on behalf of all persons who had purchased IMTC's securities between May 21, 1992 and August 19, 1992 against IMTC, two executive officers of IMTC, and two shareholders. Although the defendants denied the allegations in the complaints, the parties agreed to settle all outstanding claims for $5.4 million during 1996. In accordance with the Stipulation Settlement Agreement, the shareholders transferred 185,886 common shares of the Company's stock to the Company to be used as their portion of the settlement. During the third quarter of 1997, the claims administrator finished qualifying claimants and submitted a motion to the U.S. District Court setting out the final distribution of the settlement fund, which was approved by the Court during October 1997. The sum of damages claimed and expenses incurred by the claims administrator and Plaintiffs' counsel is less than the total settlement fund, consequently, the Company is entitled to the remaining cash of approximately $1,500, net of employment costs and 105,766 common shares of the Company's stock. These shares are valued at $615 ($5.81 per share), as defined by the settlement agreement. The reversion of the settlement fund has been reflected in the accompanying financial statements as an offset to general and administrative costs for the cash portion and an increase to additional paid-in capital for the stock portion.

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

4.   RESTRUCTURING:

     During September 1996, the Company recorded a restructuring charge of $2,100. The restructuring was driven by the need to reposition the Company for its movement into the patient monitoring business. The worldwide plan resulted in personnel reductions of approximately 50 people from various functions. The restructuring provision consisted predominantly of estimated costs for employee severance and other benefits. As of December 31, 1996, 35 employees left the Company related to the restructuring plan, resulting in actual payments of $698. As such, the remaining accrual at December 31, 1996 was $1,402. The Company substantially completed the restructuring during the nine months ended September 30, 1997, and $99 remained accrued at September 30, 1997 for payments to former employees.

5. RECONCILIATION OF CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("CANADIAN GAAP" AND U.S. GAAP"):

     There were no differences between Canadian GAAP and U.S. GAAP during the year ended December 31, 1996 and the quarter and nine months ended September 30, 1997.

INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
Form 10-Q for the Nine Months Ended September 30, 1997
Part I - Financial Information

------------------------------------------------------------------------------


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

FINANCIAL CONDITION

     During the quarter and nine months ended September 30, 1997, the Company continued its profitability, generated cash from operations and maintained positive working capital.

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

     On July 2, 1996, a subsidiary of IMTC, Murex Diagnostics Corporation ("MDC"), filed a patent infringement suit against Abbott seeking injunctive relief against Abbott and damages for infringement of a patent held by MDC for a particle-bound binding component immunoassay. The suit alleges that two Abbott systems, the Abbott IMx(TM)Immunoassay and the Abbott AxSYM(TM) System, infringe one or more claims of MDC's patent. A motion for Summary Judgement filed by Abbott was subsequently denied, in all aspects, by the US District Court. Murex is anticipating to go to trial in mid-1998, unless an out of court settlement can be reached. The 1998 legal costs to be incurred by the Company for this litigation will not exceed the 1997 legal costs incurred to date.

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

Liquidity and Capital Resources

     The Company has sufficient cash resources and adequate working capital to carry on its current business and meet existing capital requirements over the next twelve months and beyond. Cash and working capital totaled $6.1 million and $45.7 million, respectively at September 30, 1997. For the nine months ended September 30, 1997, the Company generated cash from operations of $2.3 million.

     On November 12, 1996, the Company entered into a three year, $15 million line of credit facility with Bank of America, which is collateralized by the accounts receivable and inventory of its United States ("US"), UK and Barbados subsidiaries. Based on the value of the collateral, the borrowings outstanding of $12,378,000 and a letter of credit outstanding of $809,000, there were $2,053,000 unused and available under this credit facility as of September 30, 1997. The credit facility was drawn upon for, among other things, payments associated with the Innogenetics alliance, working capital and ongoing business activities. The Company has an interest rate swap agreement with the lender that fixed the interest rate at 8.9% for a notional principal amount of $8.0 million.

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

     Management believes that strategic ventures and licensing arrangements position the Company for the future and play an important role in the achievement of management's corporate objectives. The strategic ventures, licensing transactions and Murex Group product innovations discussed below are examples of the Company's recent successes in capitalizing on the Company's world-wide distribution network and product technologies.

     During February 1996, MDC entered into an exclusive distribution, development and license agreement with Innogenetics N.V. ("Innogenetics") to develop and market gene probe products for the monitoring of patients and the classification of viral diseases. Under the terms of the agreement, MDC paid $5.9 million during 1996 and $1.6 million during 1997 to Innogenetics for the exclusive rights to distribute Innogenetics' LiPA(R) products, excluding HCV, for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. This strategic alliance with Innogenetics has provided the Murex Group with exclusive rights to the Murex/Innogenetics LiPA(R) HIV-1 Reverse Transcriptase ("HIV-1 RT") monitoring test. This test simultaneously detects wild-type and HIV mutations associated with the reverse transcriptase drugs AZT, ddI, ddC and 3TC. The Company launched the test world-wide, except in the US and France where the product is distributed for research use only, late in the second quarter of 1997. In the US, Murex Diagnostics, Inc. ("MDI") has had discussions with the Food and Drug Administration but has not yet filed an application for the clearance of the test.

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

     The broadening of the Company's focus into the world-wide emerging diagnostics monitoring market, which management expects to exceed $1 billion by the year 2000, should support revenue growth in the coming years. The Innogenetics distribution, developing and licensing agreement gives the Murex Group access to the rapidly growing gene probe market for monitoring patients and the classification of viral diseases. The monitoring market directly complements the Company's existing markets of screening and diagnosis and also leverages its worldwide marketing and distribution network. The diagnostic monitoring market includes tests that, among other applications, assess a patient through the course of a disease or infection, monitor various forms of anti-viral therapies and monitor conditions associated with transplants. In contrast, screening and diagnosis tests are used to indicate whether a patient is, or is not, carrying a disease or infection. In patient use, screening and diagnosis tests are usually only required to be administered once while monitoring tests are usually administered numerous times.

     Patient monitoring has become an important and critical element of patient care and treatment. The Murex Group believes it can capture a significant portion of this emerging market by strategically positioning itself in key segments of the market including AIDS therapy, organ transplantation and other immune compromised conditions.

     In addition to the agreement above, during May 1997, the Company licensed its trademarked Sample Addition Monitor (SAM(TM)) technology to Innogenetics. The color-coded SAM technology will be utilized in Innogenetics' enzyme immunoassay products (EIA) with the first being Innogenetics' HIV Ag assay. Developed by Murex's internal research and development, SAM's color-coded reagents change color in each testing step of an assay. The technology assists clinicians in ensuring that samples have been added and the testing procedure has been conducted correctly. The Company's SAM technology is utilized in selected Murex products and it has been licensed to a number of large healthcare companies, including Chiron Corporation.

     Effective June 1997, Genelabs Diagnostics SA of Geneva, Switzerland, ("Genelabs") appointed MDC to handle distribution of its diagnostics products in Europe and South America. The move is expected to benefit hospitals and laboratories in terms of product availability and technical support, and expand the supply of Genelabs' specialty tests for the diagnosis of infectious diseases and immunological disorders to new areas of need. Agreements made between the two companies, which are exclusive or co-exclusive depending on the country, provide for the sale of viral confirmatory tests including, Western Blots for Human TCell Lymphotropic Virus ("HTLV"), Human Immunodeficiency Virus ("HIV"), EpsteinBarr Virus ("EBV") and cytomegalovirus ("CMV"), Autoblot 36 and Western Blot instrumentation, as well as Hepatitis E Elisa.

     Effective February 1997, the Murex Group and Digene Corporation ("Digene") entered into a five year agreement to work together to create a direct European sales operation for Digene's sexually transmitted disease diagnostics business. Digene will sell its Hybrid Capture(R) human papilloma virus ("HPV") DNA test directly in selected European markets using the Company's existing distribution infrastructure in exchange for selling service fees and a percentage of Digene HPV sales. All other Digene products exclusively sold by Murex in Europe will not be affected by this transaction. In August 1997, the Company further extended the strategic alliance with Digene by obtaining exclusive rights to market Digene's new Hybrid Capture(R) II HIV RNA, CMV and Hepatitis B ("HBV") tests in the UK, Western and Eastern Europe, Africa, the Middle East and Singapore, following receipt of appropriate import and export authorizations from the FDA and relevant foreign authorities.

     During January 1997, MDC entered into a 10 year, worldwide Original Equipment Manufacturer ("OEM") distribution agreement with Eurogenetics N.V. ("Eurogenetics"). Pursuant to the terms of the agreement, the Murex Group will distribute Eurogenetics' mircotitre plate EIA kits for rubella, toxoplasmosis, CMV, chlamydia, herpes and beta-2 microglobulin.

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

     During June 1997, the Company sold TTP Corporation ("TTP"), a wholly-owned subsidiary of MDC, to Shield Diagnostics Group plc. ("Shield"). TTP owned the intellectual property and other rights to ten products used for the diagnosis of thyroid dysfunction and the measurement of cardiovascular/blood coagulation degradation products. TTP's assays are targeted to a specific segment of the diagnostics industry that is not a part of the Company's long-term strategy of focusing on the screening, diagnosis and monitoring of infectious diseases. Therefore, the divestiture of TTP is an element of the Murex Group's overall plan that will allow the Company to focus its resources on the infectious disease diagnostics monitoring market. The Company will continue to manufacture and sell the TTP product line acquired by Shield for a period of three years, pursuant to a purchase commitment. This will provide Shield security regarding availability of the products while they are being integrated into Shield's business as well as permit Shield to utilize the Murex Group's worldwide distribution network.

     MDC completed a non-exclusive, out-licensing transaction during the second quarter of 1994 by licensing to Abbott certain technology acquired as part of the 1992 acquisition of the diagnostics division of Wellcome. For the nine months ended September 30, 1997, MDC accrued $940,000 of pro-rata excess minimum royalty revenue for 1997. The underlying revenue stream associated with this licensing agreement has been growing at approximately 40% per year. It continues to remain strong and growing and the Company expects the minimum royalty levels to continue to be exceeded until the expiration of the patent in the year 2004. Therefore, beginning in 1998, the Company anticipates receiving at least $3 million per year from this licensing arrangement.

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

----------------------------------------------------------------------------

RESULTS OF OPERATIONS


     Total revenues for the quarter and nine months ended September 30, 1997 increased $1,066,000 and $5,024,000 to $25,983,000 and
$80,315,000, respectively, from $24,917,000 and $75,291,000 for the prior year periods. These increases are primarily attributable to the ongoing royalty revenue generated from licensing certain technology to Abbott, the fixed payments made by Digene in accordance with the February 1997 agreement and the sale of certain technologies to Shield. The technologies sold to Shield are targeted to a specific segment of the diagnostics industry that is not part of the Company's long term strategy. The strength of the US Dollar against most major currencies during the quarter and nine months ended September 30, 1997 relative to the prior year periods caused a decrease in the Dollar equivalent product sales revenue. Murex operates a worldwide distribution network; consequently, approximately 70% of the Company's product sales are denominated in currencies other than the US Dollar, the reporting currency of the Company. The changes in product sales represent actual increases using a constant currency basis of $271,000 and $3,554,000, offset by negative foreign exchange impacts of $1,377,000 and $3,830,000 for the three and nine month periods, respectively.

     The gross profit on total revenues increased to 64.7% from 64.3% for the nine months ended September 30, 1997 compared to the same period in 1996. The cost of products sold was $10,326,000 and $28,314,000 for the quarter and nine months ended September 30, 1997, respectively, compared to $8,556,000 and $26,911,000 for the prior year periods. The increase in cost of goods sold is primarily due to the strength of the Pound since the majority of manufacturing is done in the UK.

     Total costs and expenses, excluding cost of products sold, of $13,642,000 and $45,549,000 for the quarter and nine months ended September 30, 1997, respectively, reflect net decreases of $1,584,000 and $1,640,000 from the quarter and nine months ended September 30, 1996. Research and development cost for the quarter and nine months ended September 30, 1997 increased by $632,000 and $945,000 to $2,136,000 and $5,863,000, respectively. The increase in research and development expenditures is a result of the Company's strategy of developing innovative products for its distribution network and continuously improving its existing products. The Company has also been improving its HCV test design and manufacturing process to meet the changing requirements of this considerable market. General and administrative expenses of $3,421,000 and $13,882,000 for the quarter and nine months ended September 30, 1997 reflect decreases of $6,726,000 and $6,570,000 compared to the prior year. As discussed in
Note 3 of the accompanying financial statements, the Company is entitled to the reversion of the class action settlement fund, of which the net cash portion is considered as a reduction to general and administrative expenses. The previous year's general and administrative expenses of $10,147,000 and $20,452,000 for the three and nine month periods included legal, employee compensation, and other expenses associated with settling the Company's HCV patent litigation during the third quarter of last year. Sales and marketing expenses of $6,750,000 and $21,088,000 reflect decreases of $414,000 and $804,000 compared to the quarter and nine months ended September 30, 1996. Foreign exchange gains were $43,000 and $68,000 for the quarter and nine months ended September 30, 1997, respectively, versus losses of $227,000 and $951,000 reported for the comparable prior year periods. The 1996 foreign exchange losses were caused predominantly by the strengthening of the British Pound in relation to the US and German currencies, as well as the weakening of the South African Rand. The royalty expense was $1,378,000 and $4,784,000 for the quarter and nine months ended September 30, 1997, respectively, compared to credits of $5,916,000 and $3,124,000 for the prior year periods. As a result of the settlement of the HCV litigation during the third quarter of 1996, a reversal was made to royalty accruals made in previous years, which produced a $5.9 million net credit to royalty expense. During September 1996, the Company recorded a restructuring charge of $2.1 million before tax. The restructuring was driven by the need to reposition the Company for its movement into the patient monitoring business, and consisted predominantly of estimated costs for employee severance and other benefits.

     Net interest expense (income) was $306,000 and $829,000 compared to $(46,000) and $611,000 for the quarter and nine months ended September 30, 1997 and 1996, respectively. The Company currently has access to capital at favorable rates via the line of credit with Bank of America. However, during the nine months ended September 30, 1997, the Company increased the amount borrowed. In the prior year, the Company factored its Italian receivables to fund the agreement with Innogenetics. Other income was $962,000 and $987,000 for the three and nine months ended September 30, 1997, primarily from realized gains on marketable securities. The equity in loss of investee represents SDL's net loss for the quarter and nine months ended September 30, 1996.

INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
Form 10-Q for the Nine Months Ended September 30, 1997
Part II - Other Information
-----------------------------------------------------------------------------


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


                          INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
                             (Registrant)


Date: November 11, 1997       By:   /s/ C. Robert Cusick
     --------------------        -------------------------------------
                                 C. Robert Cusick, Vice Chairman
                                 President & CEO


Date: November 11, 1997       By:   /s/ Steve Ramsey
     --------------------        -------------------------------------
                                 Steve Ramsey, Vice President & CFO

                          EXHIBIT INDEX


     Exhibit          Description
     -------          -----------

       11             Statement Regarding Computation of Per
                      Share Earnings

       27             Financial Data Schedule