Form 10-K
period 1997-12-30
INTERNATIONAL MUREX TECHNOLOGIES CORP
filed 1998-03-11
CIK 864964

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31,
1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Transition period from ____ to
____

                    Commission File Number 0-26144
                                           -------

             INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

   BRITISH COLUMBIA, CANADA                           NOT APPLICABLE
   -----------------------------------------------------------------
    (State or other jurisdiction of incorporation or organization)
               (I.R.S. Employer Identification Number)

                 2255 B. QUEEN STREET EAST, SUITE 828
                       TORONTO, ONTARIO M4E 1G3
    --------------------------------------------------------------
    (Address, including zip code, of principal executive officers)

                            (519) 836-8016
              -------------------------------------------
         (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:

                                 NONE

      Securities registered pursuant to Section 12(g) of the Act:

                      COMMON SHARES, NO PAR VALUE

                        SHAREHOLDER RIGHTS PLAN

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days. Yes X     No    .
                                                             ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's outstanding Common
Shares held by non-affiliates of the Registrant as of March 5, 1998 was U.S. $146,495,755. There were 16,742,372 Common Shares outstanding as of March 5, 1998.

                 DOCUMENTS INCORPORATED BY REFERENCE:
                 -----------------------------------

Portions of the Registrant's Proxy Statement for the Annual General Meeting of Shareholders to be held on June 4, 1998 are incorporated by reference in Part III hereof.



                             Page 1 of 47
                                       ----
                     Index of Exhibits on Page 47



             INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
                      Annual Report on Form 10-K
              For the Fiscal Year Ended December 31, 1997


                           Table of Contents
                           -----------------

Item                                                                       Page
Number                                                                    Number
------                                                                    ------

                                              PART I

1.             Business                                                        3
               ..............................................
               ..............................................

2.             Properties                                                     10
               ..............................................
               ..............................................

3.             Legal Proceedings                                              10
               ..............................................
               ..............................................

4.             Submission of Matters to a Vote of Security                    10
               Holders
               ..............................................

                                PART II

5.             Market for the Registrant's Common Shares and                  11
               Related Shareholder Matters....................

6.             Selected Financial Data                                        12
               ..............................................
               ..............................................

7.             Management's Discussion and Analysis of                        13
               Financial Condition and Results of Operations
               ..............................................
               ..............................................

8.             Financial Statements and Supplementary Data                    17
               ..............................................

9.             Changes in and Disagreements with Accountants                  38
               on Accounting and Financial
               Disclosure
               ..............................................
               ..............................................

                               PART III

10.            Directors and Executive Officers of the                        38
               Registrant
               ..............................................

11.            Executive Compensation                                         38
               ..............................................
               ..............................................

12.            Security Ownership of Certain Beneficial                       38
               Owners and Management ........................

13.            Certain Relationships and Related Transactions                 38
               ..............................................

                                PART IV

14.            Exhibits, Financial Statements, and Reports on
               Form 8-K                                                       39
               ..............................................

               Signatures                                                     43
               ..............................................
               ..............................................

               Index of Exhibits                                              47
               ..............................................
               ..............................................



This Form 10-K contains forward-looking statements within the meaning
---------------------------------------------------------------------
of Section 27A of the Securities Act of 1933 and Section 21E of the
-------------------------------------------------------------------
Securities Exchange Act of 1934. The actual results could differ
----------------------------------------------------------------
materially from those set forth in the forward- looking statements.
-------------------------------------------------------------------
Certain factors that might cause such a difference are discussed in
-------------------------------------------------------------------
the introductory paragraph to Item 7, "Management's Discussion and
------------------------------------------------------------------
Analysis of Financial Condition and Results of Operations," within
------------------------------------------------------------------
this report.
------------


                                PART I
ITEM 1.   BUSINESS

GENERAL

     International Murex Technologies Corporation ("IMTC"), has many incorporated subsidiaries operating throughout the world generally under the Murex name (the "Murex Group"). The Murex Group develops, manufactures and markets medical diagnostic products and provides medical services for the screening, diagnosis and monitoring of infectious diseases and other medical conditions.

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

     The majority of the Murex Group's products and technologies relate to two primary product groups: virology and bacteriology assays for screening, diagnosis and monitoring of infectious diseases. Worldwide sales of blood viral tests for HIV, Human T- Cell Lymphotropic Virus ("HTLV") and hepatitis constituted approximately 39%, 42% and 51% of the Company's revenue during 1997, 1996 and 1995, respectively.

RECENT DEVELOPMENTS

Abbott Litigation

     On or about July 1, 1996, Murex Diagnostics Corporation ("MDC"), a subsidiary within the Murex Group, filed a patent infringement suit against Abbott Laboratories ("Abbott") in the District Court for the Northern District of Georgia (No. 96- CV1676), seeking injunctive relief against Abbott and damages for infringement of a patent held by MDC for a particle bound binding component immunoassay. The suit alleges that two Abbott systems, the Abbott IMx(TM) Immunoassay and the Abbott AxSYM(TM) System, infringe one or more claims of MDC's patent. In October 1997, a Summary Judgment motion to dismiss the case that was filed by Abbott was denied in all aspects. Abbott subsequently moved for reconsideration of this ruling on the Summary Judgment; however, a decision on Abbott's motion for reconsideration is still pending. A trial date has not yet been set, but may occur in late 1998.

Worldwide Launch of LiPA(R) HIV-1 Reverse Transcriptase Test

     In conjunction with an important strategic alliance partner, Innogenetics NV ("Innogenetics"), the LiPA (R) HIV-1 Reverse Transcriptase ("HIV-RT") test was launched worldwide during May 1997. This test is the first-ever commercially available, rapid assay that simultaneously identifies HIV resistance associated with the drugs AZT, ddI, ddC and 3TC. These reverse transcriptase drugs are currently being utilized, separately and in combination, to treat HIV patients. Unfortunately, the success of these therapies is greatly jeopardized if a patient develops resistance to one or more of the drugs. Resistance occurs as the HIV virus develops mutations that may eventually cause the drug, or combination of drugs, to become ineffective against the virus. Resistance mutations occur with all the approved HIV drugs. Therefore, it is critical to monitor the development of mutations so therapies can be appropriately combined and adjusted. With the introduction of the LiPA(R) HIV-1 RT test, physicians and healthcare providers will have a rapid assay to monitor the development of key HIV mutations.

     The LiPA(R) HIV-1 RT test provides crucial information relating to the development of resistance to individual and combination therapy. By obtaining resistance information, physicians can avoid using drugs that may not be effective and improve patient care by selecting more appropriate therapy based on resistance knowledge. In addition, the expense of unnecessary and ineffective therapy is eliminated. Furthermore, a physician may utilize resistance information prior to starting or changing therapy by screening a patient for the presence of existing drug resistant mutations. See "Business - Patient Monitoring Products" for further discussion.

South African Manufacturing Facility

     The Murex Group has constructed and opened a new, high technology manufacturing facility near Johannesburg, South Africa. The new plant contains state-of-the-art laboratories for production, quality assurance and research and development, and includes warehousing and administrative offices. The new site has already been ISO 9002 certified for its manufacturing and distribution systems. It is the Murex Group's third manufacturing facility, built to international manufacturing and quality specifications, including those of regulatory authorities. The facility will manufacture blood screening and medical diagnostics products with particular emphasis on HIV and Hepatitis C ("HCV"). The Murex Group plans to export over 80% of the products manufactured at the new facility to other African countries and elsewhere throughout the world.

Sale of Certain Technologies

     During June 1997, the Murex Group sold TTP Corporation ("TTP"), a wholly-owned subsidiary of MDC, to Shield Diagnostics Group plc. ("Shield"). TTP owned the intellectual property and other rights to ten products used for the diagnosis of thyroid dysfunction and the measurement of cardiovascular/blood coagulation degradation products. TTP's assays are targeted to a specific segment of the diagnostics industry that is not a part of the Murex Group's long-term strategy of focusing on the screening, diagnosis and monitoring of infectious diseases. Therefore, the divestiture of TTP is an element of the Murex Group's overall plan that will allow it to focus its resources on the infectious disease diagnostics monitoring market. The Murex Group will continue to manufacture and sell the TTP product line acquired by Shield for a period of three years, pursuant to a purchase commitment. This will provide Shield security regarding availability of the products while they are being integrated into Shield's business, as well as permit Shield to utilize the Murex Group's worldwide distribution network.

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

     The Murex Group's immunodiagnostic product line includes over 600 diagnostic tests, reagent components and systems. Approximately 39%, 42% and 51% of IMTC's revenue for 1997, 1996 and 1995, respectively, was generated from the sale of virology diagnostics to detect HIV-1 and HIV-2 (the viruses causing AIDS), HTLV-I and II, and hepatitis A, B and C infections. The Murex Group also markets bacteriology products worldwide to detect such bacterial infections as strep throat and salmonella poisoning. United States sales of bacteriology products account for approximately 15% of the Murex Group's sales. Trade names of these products include Wellcogen(TM), Wellcolex(TM), Staphaurex(TM), REVEAL(TM), and Streptex(TM). The Murex Group developed an in vitro, immunodiagnostic rapid test system, the Single Use Diagnostic System, or SUDS(R), that can be used to diagnose numerous specific diseases or medical conditions. The SUDS (R) HIV test sales increased 42% during 1997 as compared to 1996, as interest in this rapid test continues to grow due to new guidelines recently published by the Center for Disease Control regarding occupational exposure to HIV by healthcare professionals. The SUDS(R) HIV-1 test was cleared by the FDA in 1992. In late 1993, the SUDS(R) HIV 1+2 test was introduced by affiliated companies for sale in Europe. The HIV 1+2 test is not currently available, nor planned, for sale in the United States and certain other countries because of regulatory and other restrictions. The Murex Group's product introductions during 1995, 1996 and 1997 include HTLV I and II antibody detection assay, syphilis antibody test, hepatitis C western blot, therapeutic drug monitoring-quality assessment program, mycoplasma pneumonia antibody detection kit, HIV 1+2 type O antibody test, Digene Sharps probe assays, E-coli, Cryptococcus, Staphaurex Plus assays and Sample Addition Monitor ("SAM(TM)"). See "Business - Patents, Trademarks and Licenses".

PATIENT MONITORING PRODUCTS

     During February 1996, MDC entered into an exclusive distribution, development and license agreement with Innogenetics to develop and market gene probe products for the monitoring of patients and the classification of viral diseases. This strategic alliance with Innogenetics has provided the Murex Group with exclusive rights to the Murex/Innogenetics LiPA(R) HIV-RT monitoring test. This test simultaneously detects wild-type and HIV mutations associated with the reverse transcriptase drugs AZT, ddI, ddC and 3TC. The Murex Group launched the test world-wide, except in the U.S. and France where the product is distributed for research use only, late in the second quarter of 1997. In the U.S., Murex Diagnostics, Inc. ("MDI") has had discussions with the FDA but has not yet filed an application for the clearance of the test.

     The reverse transcriptase drugs AZT, ddI, ddC and 3TC are currently being utilized, separately and in combination, to treat HIV patients. Resistance to the drugs occurs as virus mutations develop that may eventually cause the drug, or a combination of drugs, to become ineffective against the virus. The Murex/Innogenetics LiPA (R) HIV-1 RT test is the first rapid assay to identify HIV mutant strains.

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

     The broadening of the Murex Group's focus into the world-wide emerging diagnostics monitoring market, which management expects to exceed $1 billion by the year 2000, should support revenue growth in the coming years. The Innogenetics distribution, development and licensing agreement gives the Murex Group access to the rapidly growing gene probe market for monitoring patients and the classification of viral diseases. The monitoring market directly complements the Murex Group's existing markets of screening and diagnosis and also leverages its worldwide marketing and distribution network. The diagnostic monitoring market includes tests that, among other applications, assess a patient through the course of a disease or infection, monitor various forms of anti-viral therapies and monitor conditions associated with transplants. In contrast, screening and diagnosis tests are used to indicate whether a patient is, or is not, carrying a disease or infection. In patient use, screening and diagnosis tests are usually only required to be administered once while monitoring tests are usually administered numerous times.

     Patient monitoring has become an important and critical element of patient care and treatment. The Murex Group believes it can capture a significant portion of this emerging market by strategically positioning itself in key segments of the market including AIDS therapy, organ transplantation and other immune compromised conditions.

     In addition to the agreement above, during May 1997 the Company licensed its trademarked SAM(TM) technology to Innogenetics. The color-coded SAM(TM) technology will be utilized in Innogenetics' enzyme immunoassay products (EIA) with the first being Innogenetics' HIV Ag assay. Developed by Murex's internal research and development, SAM(TM)'s color-coded reagents change color in each testing step of an assay. The technology assists clinicians in ensuring that samples have been added and the testing procedure has been conducted correctly. The Murex Group's SAM(TM) technology is utilized in selected Murex products and it has been licensed to a number of large healthcare companies, including Chiron Corporation.

ADDITIONAL STRATEGIC ALLIANCES

     As the relationship with Innogenetics demonstrates, management believes strategic ventures and licensing arrangements position the Murex Group for the future and play an important role in the achievement of management's corporate objectives. The worldwide marketing and distribution capabilities motivate companies like Innogenetics, Digene Corporation ("Digene"), Eurogenetics N.V. ("Eurogenetics") and Genelabs Diagnostics SA ("Genelabs") to partner with the Murex Group in licensing agreements and product development and thereby contribute to the flow of new and creative products. The alliances provide the Murex Group with access to technology, strengthen and extend the monitoring market strategy and allow the Murex Group to further penetrate its existing markets in blood screening and clinical diagnostics.

Digene Corporation

     Effective February 1997, the Murex Group and Digene entered into a five year agreement to work together to create a direct European sales operation for Digene's sexually transmitted disease diagnostics business. Digene, a leading developer of DNA probe technology, will sell its Hybrid Capture(R) human papillomavirus ("HPV") DNA test directly in selected European markets using the Murex Group's existing distribution infrastructure in exchange for agency and selling service fees. Additionally, Digene will make fixed payments over two years for the European HPV business. The strategic alliance with Digene was further extended during the year whereby the Murex Group received exclusive rights to market Digene's new Hybrid Capture (R) II HIV RNA, Cytomegalovirus ("CMV") and Hepatitis B ("HBV") tests in the United Kingdom, Europe, Africa, the Middle East and Singapore, following receipt of appropriate import and export authorizations from the FDA and relevant foreign authorities.

Eurogenetics N.V.

     During January 1997, MDC entered into a ten year, worldwide Original Equipment Manufacturer ("OEM") distribution agreement with Eurogenetics. Pursuant to the terms of the agreement, the Murex Group will distribute Eurogenetics' micro titre plate EIA kits for rubella, toxoplasmosis, CMV, chlamydia, herpes and beta- 2 microglobulin.

Genelabs Diagnostics SA

     Effective June 1997, Genelabs, of Geneva, Switzerland, appointed MDC to handle distribution of its diagnostics products in Europe and South America. The move is expected to benefit hospitals and laboratories in terms of product availability and technical support, and expand the supply of Genelabs' speciality tests for the diagnosis of infectious diseases and immunological disorders to new areas of need. Agreements made between the two companies, which are exclusive or co-exclusive depending on the country, provide for the sale of viral confirmatory tests including, Western Blots for HTLV, HIV, Epstein-Barr Virus ("EBV") and CMV, Autoblot 36 and Western Blot instrumentation, as well as Hepatitis E Elisa.

MARKETING AND COMPETITION

     The immunodiagnostic systems industry is fragmented and very competitive. It consists of large multinationals with very entrenched market positions and many small to medium size companies competing within specific market segments. The industry is experiencing some concentration as some of the larger companies merge or acquire smaller companies. Within the infectious disease market, segmentation exists both by product group and the type of testing to be performed: mass screening tests, confirmatory tests and rapid diagnostic tests. The Murex Group's products compete in all these market segments. Principal customer types in the infectious disease market include blood banks, hospitals, clinical diagnostic laboratories and physicians' offices. Principal competitors in the high volume mass screening market are Abbott Laboratories, Ortho Diagnostic Systems, Genetic Systems and Organon Teknika. Principal competitors in the rapid assay market are Hybritech, Becton- Dickinson and Abbott Laboratories.

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

     No single customer represented more than 5% of total sales in 1997. For further information concerning IMTC's or the Murex Group's domestic and foreign operations, see Note 19 to the Consolidated
Financial Statements.

RESEARCH AND DEVELOPMENT

     The principal focus of the Murex Group's research and development efforts has been and will continue to be the development of high-volume assays for the detection of infectious agents such as HTLV, HIV and hepatitis using advanced enzyme immunoassay technologies. Also, under the terms of the 1992 acquisition of the diagnostics division of Wellcome, Wellcome agreed to collaborate with the Murex Group and grant first right of access to future technological discoveries applicable to medical diagnostics through February 1997. Pursuant to this agreement, MDC has entered into a semi-exclusive patent licensing agreement with Glaxo-Wellcome relating to testing for resistance to AZT.

     During February 1996, MDC entered into an exclusive distribution, development and license agreement with Innogenetics to develop and market gene probe products for the monitoring of patients and the classification of viral diseases. Under the terms of the agreement, MDC paid $5.9 million during 1996 and $1.6 million during 1997 to Innogenetics for the exclusive rights to distribute Innogenetics' LiPA(R) products, excluding HCV, for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. Also under this agreement, MDC will fund agreed-upon research and development programs, beginning in 1998 and for each of the following 13 years in an amount equal to 20% of the Murex Group's net sales of Innogenetics' products, subject to a cap. This strategic alliance with Innogenetics has provided the Murex Group exclusive rights to the Murex/Innogenetics HIV-RT monitoring test. In the U.S., MDI has had discussions with the FDA but has not yet filed an application for the approval of the test. The Murex/Innogenetics LiPA(R) HIV-1 RT test is the first rapid assay to measure mutant strains. See "Business - Patient Monitoring Products" for further information.

     The Murex Group's internal research and development remains strong as evidenced by its HTLV, syphilis, E. Coli 0157, redeveloped HIV and HCV tests and other new product introductions. The Murex Group incurred in-house and third party research and development expenses aggregating $7,487,000, $6,369,000 and $7,426,000 for the years ended
December 31, 1997, 1996, and 1995, respectively.

MANUFACTURING OPERATIONS

     Worldwide distribution and sales of the majority of the Murex Group's products originate from Murex Biotech Limited's ("MBL") manufacturing facility, which is located in Dartford, England, under a contract manufacturing and services agreement with MDC. Several products sold by the Murex Group are produced by third party manufacturers located throughout the world. Raw materials are produced or acquired from independent suppliers and assembled into finished products. MBL is fully compliant with the European Economic Community ISO 9001 manufacturing and design standards. See "Business--Government Regulation".

     As discussed in the "Business - Recent Developments" section, the Murex Group recently constructed and opened a manufacturing plant near Johannesburg, South Africa which is ISO 9002 certified for its manufacturing and distribution systems.

     MDI operates under Good Manufacturing Practices ("GMP") guidelines which outline the manufacturing, quality control, quality assurance and documentation standards mandated by the FDA for a medical products company. The components of the SUDS(R) test cartridge and reagent raw materials are purchased by MDI from suppliers and contract manufacturers and are assembled by MDI. Currently there are no material adverse effects on capital expenditures, earnings or Murex Group's competitive position due to compliance with federal, state and local environmental regulations. See "Business-Government Regulation".

PATENTS, TRADEMARKS, AND LICENSES

     Patents and other proprietary technology are important to biotechnology companies. Extensive research on a worldwide scale by many companies has led to competitive claims of technology and patents ownerships. The Murex Group's assets include a comprehensive patent and license portfolio. Most of these patents and licenses are owned by MDC. Patented latex agglutination technologies owned by the Murex Group serve as the base technologies for the REVEAL and Wellcolex bacterial product lines. License agreements with the Murex Group as licensee include technologies and patents covering areas such as HIV-2 and hepatitis B core.

     The Murex Group's business utilizes newly developed technologies that include patents on processes and devices. These types of technologies are the focal point for the biotechnology industry. The ownership and patentability of such processes or devices have become increasingly complex, resulting in competitive claims of ownership within the industry.

     As part of a 1996 agreement with Chiron Corporation ("Chiron") and Ortho Diagnostics Systems, Inc. ("Ortho"), the Murex Group, through MDC, has a license to sell HCV Serotyping tests worldwide and other HCV tests in selected countries excluding North America, European Union members and Japan. The agreement also grants to the Chiron-Ortho joint business rights to MDC's SAM(TM) technology and an option to sell MDC's HCV Serotyping test. The agreement also provides Chiron the opportunity to acquire the Murex Group's HCV immunoassay business at its then fair value in the event IMTC accepts an offer to purchase 50% or more of the combined voting power of IMTC's then outstanding securities, or if IMTC's Board of Directors approves a merger, or the sale of all, or substantially all, of the Murex Group's assets. If Chiron does not exercise this option, IMTC is entitled to transfer its rights and licenses under the agreement described above.

     "Wellcogen", "Wellcolex", "Staphaurex", "Staphaurex Plus", "Streptex", "REVEAL", "Murex", "SUDS" and "SAM" are among the registered or licensed trademarks of the Murex Group. MDC has also applied for a trademark for "Information for Life". Under the terms of the acquisition of the diagnostics division of Wellcome, the Murex Group has the right to continue to use the name "Well" in connection with acquired products until August 2000.



     The Murex Group, largely through MDC, holds various patents on current and potentially valuable technologies in multiple countries. The exploitation of the potential value of this intellectual property is anticipated through a combination of product development and/or licensing of technology for use by others.

     MDC has licensed certain of its patented technologies to third parties. MDC completed a non-exclusive, out-licensing transaction during the second quarter of 1994 by licensing technology, acquired as part of the 1992 acquisition of the diagnostics division of Wellcome, to Abbott. This transaction provided MDC with a $10 million minimum license fee which was paid over four years. Furthermore, MDC earned an additional $1,075,000, $878,000 and $100,000 in 1997, 1996 and 1995,
respectively, as a result of minimum royalty levels being exceeded. The underlying revenue stream associated with this licensing agreement has grown 108% since 1994 and MDC expects the minimum royalty levels to continue to be exceeded until the expiration of the patents in the years 2004 and 2008, depending on the country. Beginning in 1998, the Company anticipates receiving at least $3 million per year from this licensing arrangement.

     The Murex Group also relies on unpatented technology and know-how. There can be no assurance that others will not obtain access to, or independently develop, such know-how. The Murex Group also protects their proprietary information through confidentiality agreements executed by all management employees.


GOVERNMENT REGULATION

     The manufacture and marketing of in vitro diagnostic products are governed by a variety of statutes and regulations in the United States and by comparable laws and regulations in other countries. Some countries do not have any such statutes and regulations. The process mandated by the FDA for clearance of a diagnostic product differs depending on whether the product is classified as a medical device or a biological product.

     FDA clearance may be obtained to market medical device products in the United States through a pre-market notification filing, or 510(k) submission, for a device that is substantially equivalent to devices on the market. Depending on the device's complexity, the review period can be in excess of 200 days from the date of filing the application. Affirmative FDA action is required before marketing may proceed. Medical devices not substantially equivalent to devices already on the market must undergo a more elaborate clearance process requiring the submission to the FDA of an application for pre-market approval ("PMA") containing substantial technical, manufacturing and clinical data.

     Clearance by the FDA of a biological product (rather than a medical device product ) for human use, such as the SUDS(R) HIV-1 test, which was cleared by the FDA in 1992, is a multi-step process. The process includes: (a) pre-clinical laboratory and animal tests,
(b) submission to the FDA of an application for an Investigational New Drug exemption ("IND"), which must become effective before human clinical trials may commence, (c) human clinical trials to establish the safety and effectiveness of the product, (d) submission to the FDA of a Product License Application ("PLA"), which summarizes the results of clinical studies, and a related Establishment License Application ("ELA") for the licensing of the product's manufacturing processes and facilities, (e) FDA approval of the PLA and ELA, and, (f) FDA evaluation and release of each manufactured lot prior to distribution. An ELA provides information on the results of the clinical tests as well as the details of the manufacturing process, such as raw material suppliers, manufacturing equipment, quality control and assurance procedures, and product labeling. Additionally, an ELA discloses the qualifications of the personnel involved in product development, manufacturing and testing. FDA's review of an ELA entails examination of such data and information as well as inspection of the facilities that will be used for the manufacture of the product. MBL's U.K. manufacturing facility is ISO 9001 certified. The new facility in South Africa is ISO 9002 certified for its manufacturing and distribution systems. ISO 9000 certification is an international quality management system standard for design, manufacture and distribution of in vitro diagnostic kits and systems.

     Although the Murex Group anticipates additional FDA clearances and foreign approvals, it is not possible to estimate when the application and review processes will be completed with respect to a given product or facility. There can be no assurance that additional clearances or approvals from the FDA or other foreign regulators will be granted.

     The Murex Group is also subject to various federal, state and local laws and regulations relating to working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with research work and preclinical and clinical trials and testing. The extent of government regulation which might result from future legislation or administrative action cannot be accurately predicted.

EMPLOYEES

     As of January 31, 1998, IMTC and its subsidiaries had 665 full time employees located world wide, 55 of whom were involved in research and development, 242 in manufacturing and 280 in sales and marketing. All other employees perform executive and administrative functions. Certain Murex Group employees are represented by seven separate unions which include approximately 56 employees, primarily in manufacturing and sales in the United Kingdom, Italy and France. Management considers its relations with all of its employees, both union and non-union, to be good.

YEAR 2000 SYSTEMS COMPLIANCE

     The Murex Group recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and has begun to analyze its various administrative and operating systems to ensure that these systems will be Year 2000 compliant. Many of the Murex Group's existing systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. Management has not estimated the costs to upgrade the remaining systems, however, they are not expected to be material to any single year. Management presently believes that with conversions to new systems and hardware, the Year 2000 risks can be mitigated. An assessment of the readiness of external entities, which it interfaces, such as vendors, customers and others, is ongoing. There can be no guarantee that the systems of other companies on which the Murex Group's systems rely will be timely converted, nor that any unforseen costs won't be material to the operations of the Murex Group.

ITEM 2.  PROPERTIES

     MBL researches, develops, manufactures and ships its products from a 120,000 square foot facility located in Dartford, England, leased from Glaxo-Wellcome Limited through 2000, subject to a five year extension. Murex Biotech SA Limited, one of the Murex Group's South African subsidiaries, leases a new 16,000 square foot manufacturing facility close to Johannesburg, South Africa until 2002, subject to a five year extension. MDI manufactures in a 41,000 square foot facility located in Norcross, Georgia, leased through 1999. Executive office and subsidiary sales office leases in various countries generally expire at various times through 2002.

     The Murex Group believes its facilities are adequate and suitable for its current and anticipated manufacturing, research, development, marketing and administrative operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     With the exception of the Abbott patent infringement suit in which the Murex Group is the plaintiff, as discussed in the "Business
- Recent Developments" section, the Murex Group is no longer involved in any other material legal proceedings. The following matters have been favorably resolved, as discussed below:

CLASS ACTIONS

     Four class action lawsuits were instituted on behalf of all persons who had purchased IMTC's securities between May 21, 1992 and August 19, 1992 against IMTC, one former and one present executive officer of IMTC, and two shareholders. Although the defendants denied the allegations in the complaints, the parties agreed to settle all outstanding claims for $5.4 million during 1996. In accordance with the Stipulation Settlement Agreement, the two shareholders transferred 185,886 common shares of IMTC's stock to IMTC to be used as their portion of the settlement. During 1997, the claims administrator finished qualifying claimants and submitted a motion to the U.S. District court setting out the final distribution for the settlement fund, which was approved by the Court during October 1997. The sum of damages claimed and expenses incurred by the claims administrator and Plaintiffs' counsel was less than the total settlement fund. Consequently, the Murex Group was entitled to the remaining cash of approximately $2.1 million and 105,766 common shares of IMTC's stock. These shares are valued at $615,000 ($5.81 per share), as defined by the settlement agreement. The reversion of the settlement fund has been reflected in the accompanying financial statements as an offset to general and administrative costs for the cash portion and an increase to additional paid-in capital for the stock portion.

UNITED KINGDOM TAX DISPUTE

     During 1995, the U.K. Inland Revenue questioned the tax basis of inventory, accounts receivable and property, plant and equipment related to the 1992 purchase of assets from Wellcome. This matter was resolved during 1997, resulting in no additional tax payments or liabilities. The U.K. Inland Revenue have finalized their review of all tax returns through 1995, and all outstanding issues have been resolved.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.




                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS


     IMTC's Common Shares are listed and traded on the Nasdaq National Market System ("Nasdaq") under the symbol "MURXF". The following table sets forth the quarterly high and low closing sale prices of the Common Shares for the periods noted.


                                               Calendar Year

                                         1997                 1996
--------------------------------------------------------------------------------
NASDAQ Stock Exchange

(Expressed in U.S
 Dollars)                          High       Low        High        Low
--------------------------------------------------------------------------------
First Quarter                  $    9.47   $   6.75   $   3.63   $   2.38

Second Quarter                     10.00       6.00       4.63       2.63

Third Quarter                      10.50       8.06       6.38       3.00

Fourth Quarter                     10.13       8.50       7.63       5.25


SHAREHOLDERS

     As of March 5, 1998, IMTC had 16,742,372 Common Shares held by approximately 1,799 holders of record. The number of holders do not include all individuals with a beneficial interest in IMTC's Common Shares.

DIVIDEND POLICY

     IMTC has never paid a cash dividend on its Common Shares and has no plans to pay cash dividends in the foreseeable future. The policy of IMTC's Board of Directors is to retain any earnings for use in the operation and expansion of business. The Bank of America line of credit facility prohibits the payment of any IMTC dividends except those paid in Common Shares.

UNREGISTERED SHARES

     During the fourth quarter of 1997, IMTC issued no unregistered securities.

ITEM 6.   SELECTED FINANCIAL DATA



---------------------------------------------------------------------------------------------------

                                                                 Year Ended December 31,
                                      -------------------------------------------------------------
                                          1997         1996         1995         1994       1993
---------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF                (In thousands of U.S. Dollars, except per share data)
OPERATIONS DATA

Product sales                         $  98,553    $  99,881    $  92,394    $  93,192    $  79,689
License fees                              7,579          970                     9,250           36
                                      -------------------------------------------------------------
Total revenues                          106,132      100,851       92,394      102,442       79,725

Cost and expenses:
    Cost of products sold                39,250       34,887       30,181       24,353       24,368
    Research & development                7,487        6,369        7,426        6,372        5,967
    General & administrative             21,630       25,803       27,541       22,399       15,746
    Sales & marketing                    28,883       29,523       26,898       23,586       22,357
    Royalty expense                       5,625       (2,799)       8,365        9,599        6,430
    Restructuring costs                                2,100
    All other expenses                      104        1,542       (1,016)         547        1,091
                                      -------------------------------------------------------------
Total costs & expenses                  102,979       97,425       99,395       86,856       75,959

Operating income (loss)                   3,153        3,426       (7,001)      15,586        3,766
Interest income                             290          663        1,221          802          285
Interest expense                         (1,422)      (1,306)        (167)        (632)        (917)
All other income (expense), net           7,043         (934)        (663)      (1,532)        (460)
                                      -------------------------------------------------------------

Net income (loss)                     $   9,064    $   1,849    $  (6,610)   $  14,224    $   2,674
                                      =============================================================

Net income (loss) per common share
   Basic                              $    0.55    $    0.11  $     (0.40)   $    0.85    $    0.16
   Diluted                            $    0.52    $    0.11  $     (0.40)        0.85    $    0.16

Weighted average shares outstanding
   Basic, in thousands                   16,484       16,215       16,381       16,661       16,255
   Diluted, in thousands                 17,444       16,507       16,381       16,739       16,340

Cash dividends                                0            0            0            0            0



                                                               At December 31,
                                      -------------------------------------------------------------
                                          1997         1996         1995        1994        1993
---------------------------------------------------------------------------------------------------
CONSOLIDATED                                         (In thousands of U.S. Dollars)
BALANCE SHEET DATA

Total assets                          $  95,243    $  95,113    $  85,748    $  85,643    $  58,966

Long term debt                           14,331        9,638            0            0            0


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains or refers to forward-looking information including future revenues, products and income and is based upon current expectations that involve a number of business risks and uncertainties. Among the factors that could cause actual results to differ materially from any forward-looking statement include, but are not limited to, technological innovations of competitors, delays in product introductions, changes in health care regulations and reimbursements, litigation claims, changes in foreign economic conditions or currency translation, product acceptance or changes in government regulation of the Murex Group's products, as well as other factors discussed in other Securities and Exchange Commission filings for IMTC.

FINANCIAL CONDITION

     During the year ended December 31, 1997, IMTC and the Murex Group (collectively referred to herein for consolidated financial purposes only as the "Company"), continued its profitability, generated cash from operations and maintained positive working capital.

Litigation and Technology Disputes

     The Murex Group's business utilizes newly developed technologies that include patents on processes and devices. These types of technologies are the focal point for the biotechnology industry. The ownership and patentability of such processes or devices have become increasingly complex, resulting in competitive claims of ownership within the industry. The Company is not presently the defendant in any material judicial proceeding, however, the Company is vigorously pursuing its patent infringement suit in which the Company is the plaintiff against Abbott. See "Business - Recent Developments".

Liquidity and Capital Resources

     The Company anticipates that its projected profitability, line of credit facility, sufficient cash resources and adequate working capital will enable it to carry on its current business and meet existing capital requirements over the next twelve months and beyond. Cash and working capital totaled $10.1 million and $48.9 million, respectively at December 31, 1997. The Company generated cash from operations of $6.0 million during the year ended December 31, 1997. On November 12, 1996, the Company entered into a three year, $15 million line of credit facility with Bank of America, which is collateralized by the accounts receivable and inventory of its U.S., U.K. and Barbados subsidiaries. Based on the value of the collateral, the borrowings outstanding of $12,996,000 and a letter of credit outstanding of $825,000, there was $186,000 unused and available under this credit facility as of December 31, 1997. On January 14, 1998, management amended the previous interest rate swap agreement with the lender and fixed the interest rate at 8.98% (LIBOR + 2.5%) for notional principal amount of $10 million for five years.

     The Company's working capital and capital requirements will depend upon numerous factors including: the results of research and development, the levels of resources devoted to the establishment and expansion of marketing and manufacturing, technological developments, and the timing and costs of obtaining approvals for new products. Depending on the outcome of these factors, the Company may need to raise additional funds in the future for use to complete products in development or for other general purposes. There are no assurances that such funds will be available on favorable terms, if at all.

Management Outlook

     The key to the Company's growth is the ability to identify new needs in the marketplace, and to expeditiously meet these needs through access to appropriate innovations and technologies, and to rapidly incorporate them into the Murex Group's product line. However, there can be no assurance that the Murex Group will successfully add a significant number of new products to its product line. An alternative strategy under consideration is to seek to maximize shareholder value through asset sales or other dispositions. This strategy involves management balancing its analysis of the Company's future prospects against any third party proposal. There is no assurance that any third party proposal would be acceptable to the Company or that management would continue to explore this alternative.

     The Company is now positioned to benefit from investments made during 1997 aimed at expansion not only into the patient monitoring business with new products but also into emerging markets such as South East Asia, South America and Southern Africa with both diagnostic and monitoring products. Recent successes in emerging markets include winning, for the second year, the entire Taiwan Red Cross tender for over three million HCV, HTLV and HBsAg screening assays. Also, late in 1997, the Company won a significant tender in Turkey for 600,000 HCV tests. The Company also anticipates that sales to South American countries will increase significantly during 1998. Furthermore, by being the first company to market diagnostic products which are manufactured in Africa, the Murex Group is positioned to capitalize on the significant and growing African market.

     Recent Murex Group product innovations, such as SAM(TM), and tests for HIV, HTLV, syphilis and E-Coli, should contribute to future sales growth. These and other new or enhanced products, created through in-house research and development, strengthened the Murex Group's broad line of well-established virology and bacteriology products and allowed the Murex Group to enter new markets in targeted areas around the world.

     In addition to relying on research and development and licensing of core technologies, management's operation strategy also focuses on maintaining high quality standards, providing excellent customer service, reducing costs and improving cash flows.

RESULTS OF OPERATIONS

Year ended December 31, 1997 compared to year ended December 31, 1996

     Total revenues for the year ended December 31, 1997 increased to $106,132,000 over the prior year's revenues of $100,851,000. This increase is partially due to the fixed payments made by Digene in accordance with the February 1997 agreement and the sale of certain technologies to Shield. An increase in the ongoing royalty revenue generated from licensing certain technology to Abbott also contributed to the increased revenues. The technologies sold to Shield are targeted to a specific segment of the diagnostics industry that is not part of the Company's long term focused strategy. The strength of the U.S. Dollar against most major currencies during the year ended December 31, 1997 relative to the prior year caused a decrease in the Dollar equivalent product sales revenue. Murex operates a worldwide distribution network; consequently, approximately 68% of the Company's product sales are denominated in currencies other than the U.S. Dollar, the reporting currency of the Company. The changes in product sales represent actual increases, using a constant currency basis, of $3,812,000, offset by negative foreign exchange impacts of $5,140,000 for the year ended December 31, 1997. License fees and royalties increased to $7,579,000 from $970,000 in the previous year, as a result of the Abbott, Digene and Shield agreements discussed above.

     Gross profit on product sales was 60.2% and 65.1% for the years ended December 31, 1997 and 1996, respectively. The cost of products sold was $39,250,000 and $34,887,000 the years ended December 31, 1997 and 1996, respectively. The increase in cost of goods sold is primarily due to the strength of the British Pound, which also strengthened against most major currencies during 1997, since the majority of manufacturing is done in the U.K.

     Total costs and expenses, excluding cost of products sold, of $63,729,000 for the year ended December 31, 1997 reflect a net increase of $1,191,000 over the year ended December 31, 1996. Research and development costs for 1997 were increased by $1,118,000 due to the Company's strategy of developing innovative products for its distribution network and continuously improving its existing products. During 1997, the Company focused significant research and development on improving its HIV and HCV test design and manufacturing process to meet the changing requirements of this important market. General and administrative expenses decreased $4,173,000 to $21,630,000 for 1997 as compared to $25,803,000 for 1996. The previous year's general and administrative expenses included legal, employee compensation, and other expenses associated with settling the patent litigation related to its HCV test. As discussed in Note 16 of the accompanying financial statements, the Company received the reversion of the class action settlement fund, of which the cash portion of $2,133,000 is considered as a reduction to general and administrative expenses in 1997. Sales and marketing expenses were $28,883,000 and $29,523,000 for the years ended December 31, 1997 and 1996, respectively. The decrease of $640,000 was due to the effect of translating foreign currencies to a stronger U.S. Dollar. The foreign exchange loss for the year ended December 31, 1997 was $104,000 compared with a loss of $1,542,000 for 1996. The 1996 foreign exchange losses were caused predominantly by the strengthening of the British Pound in relation to the U.S. and German currencies, as well as the weakening of the South African Rand. The royalty expense for the year ended December 31, 1997 was $5,625,000 versus a net credit of $2,799,000 for 1996. As a result of the settlement of HCV patent litigation during the third quarter of 1996, a reversal was made to royalty accruals made in previous years, which resulted in a net credit to royalty expense. During September 1996, the Company recorded a restructuring charge of $2.1 million before tax. The restructuring was driven by the need to reposition the Company for its movement into the patient monitoring business, and consisted predominantly of estimated costs for employee severance and other benefits.

     Net interest expense for the year ended December 31, 1997 was $1,132,000 compared to $643,000 for the year ended December 31, 1996. The Company currently has access to capital at favorable rates via the line of credit with Bank of America, however, during the twelve months ended December 31, 1997, the Company increased the amount borrowed. In the prior year, the Company factored its Italian receivables to fund the agreement with Innogenetics. Other income for the year ended December 31, 1997 was $3,374,000 compared to $386,000 for the year ended December 31, 1996. The increase of $2,988,000 was primarily from realized gains on marketable securities. The gain on liquidation of investee for the year ended December 31, 1997 of $1,114,000 represents additional proceeds IMTC expects to receive upon the ultimate liquidation of SDL. Management expects the liquidation process to be completed during the first quarter of 1998. These additional proceeds are the result of the final and favorable settlements of claims with various tax authorities including U.K. Inland Revenue. The equity in loss of investee for the year ended December 31, 1996 represents SDL's net loss for that period. For the year ended December 31, 1997, the provision for income taxes was a benefit of $2,605,000 versus an expense of $1,016,000 in the prior year. The benefit is due to the reversal of $2,800,000 of the deferred tax asset valuation reserve for net operating loss carryforwards in the United States, which is the portion of the deferred tax asset that management expects to realize.

Year ended December 31, 1996 compared to year ended December 31, 1995
---------------------------------------------------------------------

     Revenues for the year ended December 31, 1996 increased to $100,851,000 over the previous year's revenues of $92,394,000. This increase is mainly due to a $7,487,000 net increase in product sales as a result of the newly-acquired Innogenetics' product line, growth of sales in Eastern Europe, South America and South East Asia as well as the acquisition of the Company's Canadian distributor. The net increase in product sales represents an actual increase using a constant currency basis of $8,836,000 which was partially offset by a negative foreign exchange impact of $1,349,000. License fees and royalties revenues increased to $970,000 from $0 in the previous year, primarily as a result of Abbott exceeding the minimum royalty level as defined in the 1994 agreement.

     Gross profit on product sales was 65.1% and 67.3% for the years ended December 31, 1996 and 1995, respectively. Cost of products grew $4,706,000 as a result of increased sales, increased use of direct distributors, especially for the newly-acquired Innogenetics' products, and increased sales of purchased-in products which have lower gross profit margins. Furthermore, the strengthening of the British Pound relative to the U.S. Dollar throughout 1996 caused the translated Dollar equivalent cost of manufacturing in the U.K. to increase.

     Total operating costs and expenses, excluding cost of products sold, of $62,538,000 for the year ended December 31, 1996 reflect a net decrease of $3,553,000 over the year ended December 31, 1995. Research and development costs for 1996 were reduced by $1,057,000 due to added efficiencies in internal costs and the Company shifting its focus to forming strategic business alliances such as with Innogenetics. General and administrative expenses increased $1,385,000 to $25,803,000 for 1996 as compared to $24,418,000 for 1995. This increase is due to the legal, employee compensation and other expenses associated with settling the Company's HCV patent litigation during the third quarter of 1996. Sales and marketing expenses were $29,523,000 and $26,898,000 for the years ended December 31, 1996 and 1995, respectively. The increase of $2,625,000 was driven by new product introductions, including the Innogenetics' LiPA product line, expansion into the monitoring market and further strengthening of the Company's overall distribution network. The foreign exchange loss for the year ended December 31, 1996 was $1,542,000 versus a gain of $1,016,000 for 1995. The loss is primarily attributable to the strengthening of the British Pound to its then four year high, as MBL (the Dartford, England manufacturing facility) carried intercompany receivables in the local currencies of the various Murex Group territories. This foreign exchange loss was further exacerbated by the weakening of the South African Rand. As a result of the 1996 agreement with Chiron and Ortho, a reversal was made to royalty accruals made in prior years, which resulted in a net credit to royalty expense of $2,799,000 for the year ended December 31, 1996. During September 1996, the Company recorded a restructuring charge of $2,100,000 before tax. The restructuring was driven by a need to reposition the Company for its movement into the patient monitoring business. The world-wide plan resulted in personnel reductions from various functions. The restructuring charge consists predominantly of costs for employee severance and other benefits, of which $1,402,000 remained accrued at December 31, 1996.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


International Murex Technologies Corporation
CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                               -----------------
(In Thousands of U. S. Dollars)                                  1997      1996
--------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                  $10,087   $ 9,723
    Accounts receivable, net of allowance for doubtful
      accounts of $2,939 and $3,174,  respectively              35,062    33,718
    Inventories                                                 21,164    21,534
    Amounts due from affiliates                                  1,477     4,415
    Prepaid and other                                            3,454     1,207
                                                               -----------------

Total current assets                                            71,244    70,597
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT-
    at cost less accumulated depreciation and amortization      13,245    10,091

PATENTS, TRADEMARKS AND LICENSES-
    at cost less accumulated amortization                        7,016     5,738

OTHER ASSETS                                                     3,738     8,687
                                                               -----------------

TOTAL                                                          $95,243   $95,113
================================================================================


See notes to consolidated financial statements.

                                                                December 31,
                                                          --------------------
                                                              1997       1996
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                 $ 10,215    $  9,757
    Accrued expenses:
          Professional fees                                   1,229       2,222
          Royalty payments                                    1,559       1,978
          Employee related                                    5,032       5,985
          Income taxes payable                                  827       1,508
          Litigation settlements                                155       3,310
          Restructuring                                                   1,402
          Other                                               3,110       2,809
    Current portion of long term debt                            95
    Current portion of capitalized lease obligations            163         151
                                                           --------------------

Total current liabilities                                    22,385      29,122
-------------------------------------------------------------------------------

DEFERRED RENT                                                    47          77

LONG TERM DEBT,  less current portion                        14,331       9,638

CAPITALIZED LEASE OBLIGATIONS, less current portion             248          93

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common shares, without par value,
     200,000,000 shares authorized;  16,689,934 and
      16,578,853 shares issued, respectively                 84,780      84,460
Additional paid-in capital                                   14,521      13,906
Accumulated deficit                                         (32,591)    (41,655)
Less cost of  101,043 and 286,929
  common shares held in treasury, respectively                   (5)     (1,085)
Unrealized gain on marketable securities                        676       4,405
Accumulated currency translation adjustment                  (9,149)     (3,848)
                                                           --------------------

Shareholders' equity                                         58,232      56,183
-------------------------------------------------------------------------------

TOTAL                                                      $ 95,243    $ 95,113
===============================================================================


See notes to consolidated financial statements.

Second Page for Balance Sheet

International Murex Technologies Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Year Ended December 31,
                                         -----------------------------------
(In Thousands of U.S. Dollars,
except per share data)                    1997          1996         1995
----------------------------------------------------------------------------

REVENUES
   Product sales                         $  98,553    $  99,881    $  92,394
   License fees and other (See Note 6)       7,579          970
                                         -----------------------------------
Total revenues                             106,132      100,851       92,394

COSTS AND EXPENSES
   Cost of products sold                    39,250       34,887       30,181
   Research and development                  7,487        6,369        7,426
   General and administrative               21,630       25,803       27,541
   Sales and marketing                      28,883       29,523       26,898
   Foreign exchange loss (gain)                104        1,542       (1,016)
   Royalty expense (credit)                  5,625       (2,799)       8,365
   Restructuring expense                                  2,100
                                         -----------------------------------
Total costs and expenses                   102,979       97,425       99,395
----------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                3,153        3,426       (7,001)

Interest income                                290          663        1,221
Interest (expense)                          (1,422)      (1,306)        (167)
Gain (loss) on asset disposals                 (50)          90          108
Gain (loss) on liquidation of investee       1,114         (394)
Other income (expense)                       3,374          386         (289)
                                         -----------------------------------
INCOME (LOSS) BEFORE INCOME TAXES            6,459        2,865       (6,128)

Income tax benefit (expense)                 2,605       (1,016)        (482)
                                         -----------------------------------
NET INCOME (LOSS)                        $   9,064    $   1,849    $  (6,610)
============================================================================

NET INCOME (LOSS) PER COMMON SHARE
   Basic                                 $    0.55    $    0.11    $   (0.40)
                                         =========    =========    =========
   Diluted                               $    0.52    $    0.11    $   (0.40)
                                         =========    =========    =========



WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic, in thousands                      16,484       16,215       16,381
                                         =========    =========    =========
   Diluted, in thousands                    17,444       16,507       16,381
                                         =========    =========    =========



See notes to consolidated financial statements.

International Murex Technologies Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands of U.S. Dollars, except share data)

------------------------------------------------------------------------------------------------------------------------------------


                                           Common Stock         Additional
                                      -----------------------    Paid-In   Accumulated
                                        Shares       Amount      Capital     Deficit
-------------------------------------------------------------------------------------

January 1, 1995                       16,778,646  $   84,082   $  13,906   $  (36,894)

Issued pursuant to employee
  stock purchase plan                     17,375          54

Shares repurchased for treasury

Retirement of  escrowed shares          (107,144)

Issued in exchange for
  subsidiary shares                           54

Net loss                                                                       (6,610)

Foreign currency translation
                                      -----------------------------------------------

December 31, 1995                     16,688,931      84,136      13,906      (43,504)

Issued pursuant to employee
  stock purchase plan                     23,297          91

Exercise of employee stock options        15,900          50

Issued as stock compensation             281,925       1,692

Shares tendered to treasury

Retirement of treasury shares           (431,200)     (1,509)

Unrealized gain on marketable
   securities

Net income                                                                      1,849

Foreign currency translation
                                      -----------------------------------------------

December 31, 1996                     16,578,853      84,460      13,906      (41,655)

Issued pursuant to employee
  stock purchase plan                     23,617         155

Exercise of employee stock options       218,300         999

Retirement of treasury shares           (185,886)     (1,080)

Issued pursuant to class action
   settlement                             80,120         465

Reversion of settlement shares                                       615

Shares tendered as tax withholding       (25,070)       (219)

Net change in unrealized gain on
   marketable securities

Net income                                                                      9,064

Foreign currency translation
                                      ===============================================

December 31, 1997                     16,689,934  $   84,780   $  14,521   $  (32,591)
                                      ===============================================



------------------------------------------------------------------------------------------
                                                  Unrealized   Accumulated
                                                   Gain on      Currency       Total
                                     Treasury    Marketable    Translation   Shareholders'
                                       Shares     Securities   Adjustment      Equity
------------------------------------------------------------------------------------------

January 1, 1995                        $     (5)              $   (4,585)  $   56,504

Issued pursuant to employee
  stock purchase plan                                                              54

Shares repurchased for treasury          (1,509)                               (1,509)

Retirement of  escrowed shares

Issued in exchange for
  subsidiary shares

Net loss                                                                       (6,610)

Foreign currency translation                                       1,092        1,092
                                      ------------------------------------------------

December 31, 1995                        (1,514)                  (3,493)      49,531

Issued pursuant to employee
  stock purchase plan                                                              91

Exercise of employee stock options                                                 50

Issued as stock compensation                                                    1,692

Shares tendered to treasury              (1,080)                               (1,080)

Retirement of treasury shares             1,509

Unrealized gain on marketable
   securities                                     $    4,405                    4,405

Net income                                                                      1,849

Foreign currency translation                                        (355)        (355)
                                      ------------------------------------------------

December 31, 1996                        (1,085)       4,405      (3,848)      56,183

Issued pursuant to employee
  stock purchase plan                                                             155

Exercise of employee stock options                                                999

Retirement of treasury shares             1,080

Issued pursuant to class action
   settlement                                                                     465

Reversion of settlement shares                                                    615

Shares tendered as tax withholding                                               (219)

Net change in unrealized gain on
   marketable securities                              (3,729)                  (3,729)

Net income                                                                      9,064

Foreign currency translation                                      (5,301)      (5,301)
                                      ===============================================

December 31, 1997                      $     (5)  $      676  $   (9,149)  $   58,232
                                      ================================================





See notes to consolidated financial statements.

International Murex Technologies Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                              --------------------------------
(In Thousands of U.S. Dollars)                                   1997        1996       1995
----------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net  income (loss)                                            $  9,064    $  1,849    $ (6,610)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
              Depreciation                                       3,903       3,519       4,199
              Amortization                                         850         459          85
              Loss (gain) on sale of property and equipment         50         (90)       (108)
              Gain on sale of marketable securities             (3,095)
              Deferred taxes                                    (2,800)
              Non-cash compensation                              2,694       1,692
              Changes in assets and liabilities:
                     Accounts receivable                         1,885       1,118      (3,074)
                     Inventories                                   370      (4,593)     (1,154)
                     Prepaid and other assets                   (1,004)     (1,088)      1,388
                     Trade accounts payable                        458       2,171       1,999
                     Accrued expenses                           (6,365)     (9,963)      5,444
----------------------------------------------------------------------------------------------
       Net cash (used in) provided by operating activities       6,010      (4,926)      2,169
----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment                       157         269         265
Additions to property and equipment                             (7,805)     (4,558)     (4,994)
Additions to patents and licenses                               (2,128)     (5,968)       (101)
Proceeds from sale of marketable securities                      2,811
-----------------------------------------------------------------------------------------------
      Net cash used in investing activities                     (6,965)    (10,257)     (4,830)
-----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Increase in borrowings under line of credit                      3,263       9,638          40
Increase (decrease) of other long-term liabilities               1,342        (289)       (458)
Proceeds from issuance of common shares                          1,154         141          54
Repurchase of shares for treasury                                                       (1,509)
-----------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities         5,759       9,490      (1,873)
-----------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes                                 (4,440)       (355)      1,092

Net Increase (Decrease) in Cash and Cash Equivalents               364      (6,048)     (3,442)

Cash and Cash Equivalents at Beginning of Period                 9,723      15,771      19,213
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 10,087    $  9,723    $ 15,771
-----------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest                                 $  1,238    $  1,306    $    148
       Cash paid for income taxes                             $    876    $  1,140    $  1,348



International Murex Technologies Corporation
--------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In Thousands of U.S. Dollars)
------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the years ended December 31, 1997, 1996 and 1995, the
Company entered into capital lease obligations of approximately $320, $63 and $53 respectively.

    Unpaid acquisition costs totaled $750 at December 31, 1995.

See notes to consolidated financial statements.

International Murex Technologies Corporation
--------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of U.S. Dollars, except share amounts)
----------------------------------------------------


--------------------------------------------------------------------------------

1.   NATURE OF THE COMPANY AND BASIS OF PRESENTATION:

     International Murex Technologies Corporation ("IMTC"), is incorporated in Canada and has many incorporated subsidiaries operating throughout the world under the Murex name (the "Murex Group"). The Murex Group develops, manufactures and markets medical diagnostic products and provides medical services for the screening, diagnosis and monitoring of infectious diseases and other medical conditions. (IMTC and the Murex Group are collectively referred to herein for consolidated financial purposes only as the "Company".)

     The accompanying financial statements include IMTC and its wholly-owned, incorporated subsidiaries doing business in various territories generally under the name Murex Diagnostics, Murex Holdings Corporation ("MHC"), a Delaware corporation; and MHC's majority owned subsidiary; Murex Corporation ("Murex"), a Delaware corporation; and Murex's wholly owned subsidiaries. In August 1995, Murex, a then majority-owned subsidiary was merged with MHC and subsequently into Murex Diagnostics, Inc. ("MDI"). The previous minority interest's portion of Murex's continued losses in excess of their basis has not been recorded because management considers that it is not currently realizable. At December 31, 1996, the U.S. subsidiaries were further consolidated by merging the U.S. holding company, IMTC Holdings, Inc. into MDI.

     Effective January 1, 1996, IMTC's U.K. operating business was restructured into two companies, Murex Diagnostics Limited ("MDL") and Murex Biotech Limited ("MBL"). MDL subsequently changed its name to Specialist Diagnostics Limited ("SDL") and entered voluntary liquidation. As of December 31, 1997 and 1996, IMTC and its subsidiaries represented predominately all of the creditors of SDL; therefore, in the consolidated financial statements, the subsidiary is assumed to be fully liquidated. During 1997, approximately $3,888 in cash was returned to the Company from the SDL liquidator. During the fourth quarter of 1997, claims with various tax authorities including Inland Revenue were effectively settled which resulted in additional expected proceeds of $1,114. As such, management expects to receive the remaining net proceeds of $1,477 from the SDL liquidator after settlement of all liquidation costs, which is reflected as of December 31, 1997 as amounts due from affiliates.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles and reflect the following policies:

     (A) BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of IMTC and all subsidiaries. All significant intercompany accounts and transactions are eliminated.

     (B) CASH EQUIVALENTS: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     (C) ACCOUNTS RECEIVABLE: Accounts receivable include amounts due from customers in Italy and Spain which, if not factored, may take approximately one year to collect. An allowance for estimated doubtful accounts is provided, as considered appropriate, based on identification of specific uncollectible receivables.

     (D) INVENTORIES: Stated at the lower of cost (first-in, first-out method) or market.

     (E) LONG-LIVED ASSETS: At each balance sheet date management reviews assets for impairment based on its expectations of future non-discounted cash flows. Based on the Company's most recent analysis, the Company believes no material impairment of assets exists at December 31, 1997.

     (F) PROPERTY, PLANT AND EQUIPMENT: Stated at cost less accumulated depreciation. Depreciation is provided by the straight-line method over the useful lives of the assets: forty years for buildings, three to ten years for equipment and furniture, and the lesser of the useful life or the term of the lease for leasehold improvements.

     (G) PATENTS, TRADEMARKS AND LICENSES: Costs incurred for legal expenses in connection with obtaining patent protection, trademark rights and licenses for certain technology have been deferred. Amortization of such costs is provided by the straight-line method over five years for patents and trademarks and over the life of the agreement, not to exceed seven years, for license agreements.

     (H) INVESTMENTS: The Company accounts for its long-term investment in the marketable securities of Digene
          Corporation in accordance with Statement of Financial
          Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" .

     (I) INCOME TAXES: Deferred income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") and reflect the net tax effects of
          (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards.

     (J) REVENUE: Revenue is recognized at the time product is shipped or when contract services are rendered .

     (K) RESEARCH AND DEVELOPMENT: Research and development costs include primarily salaries and benefits, rent, laboratory materials and supplies, consulting fees, and subcontract costs, and are expensed in the period incurred.

     (L) FOREIGN EXCHANGE: The reporting currency for the Company is the U.S. Dollar. The functional currency for all operations is the respective local currency. The translation of all foreign currencies into U.S. Dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet date, for equity accounts at historical rates, and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the translation of subsidiary financial statements and intercompany foreign currency transactions that are of a long-term investment nature are classified as accumulated currency translation adjustments within shareholders' equity. The gains and losses relating to all other transactions have been included in the consolidated statements of operations.

     (M) STOCK BASED COMPENSATION: Accounting for stock options issued to employees and non-employee directors is based upon the "intrinsic value" method set forth in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accountin g for Stock Issued to Employees" . Accounting for stock options issued to non-employees prior to December 16, 1995 is also based upon APB 25. Accounting for stock options issued to non-employees (excluding non-employee directors) after December 15, 1995 is based upon the "fair value" method set forth in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accountin g for Stock- Based Compensati on". See footnote 12 for further discussion of SFAS 123.

     (N) NET INCOME (LOSS) PER COMMON SHARE: Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during each year. Diluted earnings per share include common share equivalents, the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and warrants. For 1995, the calculation of loss per common share excludes the effect of common share equivalents as such effect is anti-dilutive.

     (O) PERVASIVENESS OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption s that affect the reported amounts of assets and liabilitie s and disclosure of contingent assets and liabilitie s at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (P) RECLASSIFICATIONS: Certain reclassifications of prior year amounts have been made to conform to the current year financial statement reporting format.

     (Q) NEW ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehens ive Income" and 131, "Disclosur es about Segments of an Enterprise and Related Informatio n." SFAS 130 establishe s standards for reporting and display of comprehens ive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements . SFAS 131 establishe s standards for, among other things, reporting informatio n about operating segments in annual financial statements and requires that those enterprise s report selected informatio n about operating segments in interim financial reports issued to shareholde rs. SFAS 130 and 131 are effective for financial statements issued for periods beginning after December 15, 1997. Management believes that the adoption of these statements will not have a material adverse effect on the Company's consolidat ed financial statements .

3.   EQUITY INVESTMENT IN DIGENE CORPORATION:

     IMTC's subsidiary, Murex Diagnostics Corporation ("MDC"), owns common shares of Digene Corporation ("Digene"). In accordance with the provisions of SFAS 115, the Company has classified the investment as "available for sale" and reported it at fair value in the Other Assets section of the balance sheet, with the unrealized gain credited to a separate component of shareholders' equity. At December 31, 1997 and 1996, the fair market value of the investment was $1,359 and $7,497, respectively, with unrealized holding gains of $676 and $4,405, respectively. During the year ended December 31, 1997, 301,475 shares were used to settle a compensation liability to management. The Company realized a gain of $3,095 upon the disposition of shares during 1997, which is included in the Other Income section of the income statement.

4.  INVENTORIES:
                                          December 31,       December 31,
                                              1997              1996
                                          ------------       ------------
Raw materials and supplies                   $  5,355        $  5,911
Work in process                                10,659          10,734
Finished goods                                  9,909          10,379
                                             --------        --------
Total Inventories                              25,923          27,024
Less inventory reserves                        (4,759)         (5,490)
                                             --------        --------
Total Inventories, net                       $ 21,164        $ 21,534
                                             ========        ========

5.  PROPERTY, PLANT AND EQUIPMENT:
                                          December 31,       December 31,
                                              1997              1996
                                          ------------       ------------
Furniture and office equipment               $  8,725        $  8,585
Equipment                                      18,478          16,524
Leasehold improvements                          2,671           2,316
                                             --------        --------
Total                                          29,874          27,425
Less accumulated depreciation and
amortization                                  (16,629)        (17,334)
                                             --------        --------
Property, plant and equipment, net           $ 13,245        $ 10,091
                                             ========        ========

6.   TECHNOLOGY LICENSING AND OTHER AGREEMENTS:

     MDC completed a non-exclusive, out-licensing transaction during 1994 by licensing technology to Abbott Laboratories. This transaction provided MDC with a $10,000 minimum license fee which was paid over four years. Furthermore, MDC earned an additional $1,075, $878 and $100 in 1997, 1996, and 1995, respectively, as a result of minimum royalty levels being exceeded. Licenses have also been granted for SAM(TM) technology to Chiron Corporation ("Chiron"). MDC also licenses technology and products from other diagnostics manufacturers and generally, the Murex Group pays a royalty to these companies based on its sales of the products. See Note 15.

     MDC earned an additional $6,504 during 1997 as a result of strategic alliance transactions with Digene and Shield Diagnostics Group plc ("Shield"). Effective February 1997, the Murex Group and Digene entered into a five year distribution, agency and sales representation agreement whereby Digene will sell its Hybrid Capture (R) human papillomavirus ("HPV") DNA test directly in selected European markets using the Company's existing distribution infrastructure in exchange for selling service fees. Additionally, Digene purchased certain intangible properties for cash paid during 1997 and notes which are payable through 1998. During June 1997, the Murex Group sold TTP Corporation ("TTP"), a wholly-owned subsidiary of MDC, to Shield. TTP owned the intellectual property and other rights to ten products used for the diagnosis of thyroid dysfunction and the measurement of cardiovascular/blood coagulation degradation products. The Murex Group will continue to manufacture and sell the TTP product line acquired by Shield for a period of three years, pursuant to a purchase commitment.

     7.   PATENTS, TRADEMARKS AND LICENSES:

                                          December 31,       December 31,
                                              1997              1996
                                          ------------       ------------

Patents                                      $   891          $   663
Trademarks                                       203              159
Licenses                                       8,096            6,240
                                             -------          -------
Total                                          9,190            7,062
Less accumulated amortization                 (2,174)          (1,324)
                                             -------          -------
Total, net                                   $ 7,016          $ 5,738
                                             =======          =======

8.   BORROWINGS UNDER LINES OF CREDIT:

     On November 12, 1996, the Company entered into a three year, $15,000 line of credit facility with Bank of America, which is collateralized by the accounts receivable and inventory of its U.S., U.K. and Barbados subsidiaries. The credit agreement requires the Company to maintain certain financial ratios and other financial conditions, prohibits the payment of any IMTC dividends except those paid in common shares, and limits capital expenditures, certain investments and additional indebtedness. At December 31, 1997 and 1996, the Company was in compliance with all loan covenants. Based on the value of the collateral, the borrowings outstanding of $12,996 and a letter of credit outstanding of $825, there was $186 unused and available under this credit facility as of December 31, 1997. Interest is payable monthly at either LIBOR (5.7% at December 31, 1997) plus 2.5% or prime (8.5% at December 31, 1997).

     On December 11, 1996, the Company entered into a five year, interest rate swap agreement to reduce the impact of changes in interest rates on its LIBOR-based line of credit. The five year agreement effectively fixed the total interest rate at 8.9%, on a notional principal amount of $8,000. The Company specifically designated this interest rate swap agreement as a hedge of the line of credit, and therefore recognizes the differential paid or received as an adjustment to interest expense in the period in which it occurs. Therefore, as of December 31, 1997 and 1996, there were no carrying amounts related to the interest rate swap agreement in the consolidated balance sheets. The estimated fair value of the interest rate swap agreement, based on current market rates approximated a payable of $122 and $0 at December 31, 1997 and 1996, respectively. The Company is exposed to credit loss in the event of non-performance in the event the other party to the interest rate swap agreement, however the Company does not anticipate non-performance by the counter party. See also Footnote 20.

     In order to finance a new manufacturing facility in South Africa as well as provide a partial, natural foreign exchange hedge of its long term investment, the Company entered into a Rand denominated six year term loan with a capacity of approximately $1,600 at an interest rate of 10.5%. The interest rate is favorable by South African standards because the loan is part of an investment incentive package which includes a tax holiday. At December 31, 1997, $1,430 was outstanding under this term loan, which is collateralized by the property in South Africa and guaranteed by IMTC.

     The scheduled maturities of long term debt are as follows:

     1998                                  $    95
     1999                                   13,282
     2000                                      286
     2001                                      286
     2002                                      286
     Thereafter                                191
                                            ------
     Total                                 $14,426
                                           =======


     The weighted average interest rate on average outstanding debt was 9.17%, 8.89% and 9.66% for each of the years ended December 31, 1997, 1996 and 1995, respectively.

9.   CAPITAL LEASES:

     Capitalized lease obligations for property and equipment bear interest at an imputed average rate of 8.08%. The leases are collateralized by equipment with an original cost of $792 and $689 and a net book value of $257 and $81 at December 31, 1997 and 1996, respectively. Future minimum lease payments under capital leases with terms in excess of one year at December 31, 1997, together with the present value of minimum lease payments, are shown in the table below.

     1998                                  $   194
     1999                                      188
     2000                                      109
     2001                                        3
                                           -------
     Total                                     494
     Less interest                             (83)
                                           -------
     Present value                             411
     Current portion                          (163)
                                           -------
     Long term                             $   248
                                           =======

10.  OPERATING LEASES:

     The Company leases office space and certain office equipment under operating lease agreements. Future minimum lease payments under noncancellable operating lease agreements with terms in excess of one year are as follows:

     1998                                  $ 3,549
     1999                                    3,109
     2000                                    1,462
     2001                                      951
     2002                                      743
     Thereafter                                125
                                           -------
     Total                                 $ 9,939
                                           =======

     Rent expense under all operating leases amounted to approximately $3,179, $1,776 and $1,711 for each of the years ended December 31, 1997, 1996 and 1995, respectively.


11.  INCOME TAXES:

     The taxation of a company that has operations in several countries involves many complex variables, such as differing tax structures from country to country as well as the existence and use of operating loss carryforwards in certain tax jurisdictions. These complexities do not permit meaningful comparisons between the domestic and international components of income before taxes and the provision for income taxes, and disclosures of these components do not provide indicators of relationships in future periods.

     The Company's deferred tax assets are subject to a valuation allowance that reduces the deferred tax assets at December 31, 1997 and 1996 to $2,800 and $0, respectively. The long-term portions of the deferred tax assets were $1,435 and $0 at December 31, 1997 and 1996, respectively. The tax effects of significant items comprising the Company's deferred taxes are as follows:


                                          December 31,       December 31,
                                              1997              1996
                                          ------------       ------------

Deferred tax liabilities:
      Asset basis differences                $    91         $     22
                                            --------         --------

Deferred tax assets:
      Book reserves                            1,231            2,574
      Operating loss carryforwards            15,032           12,378
      All other                                  761            3,040
                                            --------         --------
                                              17,024           17,992
Less: Valuation allowance                    (14,133)         (17,970)
                                            --------         --------
                                               2,891               22
                                            --------         --------
Deferred income taxes                        $ 2,800         $      0
                                            ========         ========

     During 1996, the Company increased the beginning balance of the valuation allowance by $1,810 to reflect the liquidation of SDL.

     The components of earnings and income tax expense (benefit) are as follows:

     Earnings (losses) before income taxes:

                                 1997            1996          1995
                                 ----            ----          ----
U.S.                           $ 2,205        $ 1,964         $   505
Foreign                          4,254            901          (6,633)
                               -------        -------         -------
                               $ 6,459        $ 2,865         $(6,128)
                               =======        =======         =======






Income Tax Provision              1997            1996           1995
                                  ----            ----           ----
Current
    Federal                     $    52         $    35        $    11

    State                            45              31             45
    Foreign                          98             835            423
Deferred
    Federal                      (2,800)
    Foreign                                         115              3
                                -------         -------        -------
    Total                       $(2,605)        $ 1,016        $   482
                                =======         =======        =======

     A reconciliation of differences between the statutory U.S.
     federal income tax rate and the Company's effective rate is as follows:

                                          1997       1996      1995
                                          ----       ----      ----

U.S.  Statutory Rate                    $ 2,196    $   974    $(2,084)
State taxes                                 258        115       (125)
Increase (decrease) in valuation
allowance                                (3,873)     2,497       (252)
Increase in unused net operating
losses                                    2,654        243      4,349
Effect of foreign rates differing
from U.S. statutory rate                 (3,840)    (2,813)    (1,406)
                                        -------    -------    -------
Total                                   $(2,605)   $ 1,016    $   482
                                        =======    =======    =======


     At December 31, 1997 the Company had, for tax reporting purposes, net operating loss carryforwards of approximately $41,824, generated as follows:

                                                          Other
                          U.S.      Canada      U.K.      Foreign     Total
                          ----      ------      ----      -------     -----

     1997                          $   975    $ 3,483    $ 4,734    $ 9,192
     1996                            1,200      2,876      1,938      6,014
     1995                              675                   362      1,037
     1994               $   724                              369      1,093
     1993                 1,076        290                   921      2,287
     Prior periods       18,868      3,333                           22,201
                        -------    -------    -------    -------    -------
     Total              $20,668    $ 6,473    $ 6,359    $ 8,324    $41,824
                        =======    =======    =======    =======    =======

     The company has recorded a deferred tax asset of $2,800 reflecting the benefit of $7,368 in U.S. loss carryforwards, which expire in varying amounts between 1999 and 2009. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The carryforwards expire through 2004 for Canadian purposes. Other foreign jurisdiction tax loss carryforwards include European countries which generally expire in 1998 or have indefinite carryforwards. The 1997, 1996 and 1995 income tax provisions primarily represent current amounts due to various U.S. state taxing authorities and various foreign taxing authorities.

     The net operating losses include the U.S. net operating losses of Murex prior to the merger of Murex into MDI. Net operating loss carryforwards for income tax purposes of $9,850 are subject to an annual limitation of approximately $390 on utilization due to a change in ownership in June 1988. As of December 31, 1997, $6,145 was not yet available for utilization.

12.  COMMON SHARES:

     (A) NET INCOME (LOSS) PER COMMON SHARE: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires disclosure of basic earnings per common share based on the net income (loss) and the weighted average number of common shares outstanding during the period. SFAS 128 also requires disclosure of diluted earnings per common share based on the net income (loss) and the weighted average number of common shares and common share equivalents outstanding during the period. All periods presented are retroactively restated to conform to the presentation requirements of SFAS 128. The following table represents the computation of basic and diluted earnings per common share:


                                                           1997      1996        1995
                                                           ----      ----        ----

     Basic earnings per common share:
           Net income (loss)                            $  9,064   $  1,849   $ (6,610)
           Weighted average common shares outstanding     16,484     16,215     16,381
           Basic net income (loss) per common share     $   0.55   $   0.11   $  (0.40)
     Diluted earnings per common share:
           Net income (loss)                            $  9,064   $  1,849   $ (6,610)
           Weighted average common shares outstanding     16,484     16,215     16,381
           Common stock equivalents                          960        292
                                                        --------   --------   --------
           Total weighted average shares                  17,444     16,507     16,381
           Diluted net income (loss) per common share   $   0.52   $   0.11   $  (0.40)



     (B) STOCK OPTIONS: On May 11, 1993, IMTC adopted the International Murex Technologies Corporation Employee Equity Incentive Plan (the "1993 Plan"), which was approved by shareholders in June 1993. The plan was amended and restated in June 1994. The number of options issued under this plan may not exceed 2 million. The option price per share shall be determined by the Compensation Committee at the time any option is granted and shall not be less than the closing trading price of the stock on the date of grant. Options granted to management generally vest at 50% per year over a two year period and expire five years from the grant date. Options granted to non- employee directors generally vest immediately and expire ten years from the grant date. In February 1996, the Compensation Committee of IMTC determined that certain of the outstanding options no longer provided the incentives intended by the original grants and authorized replacement of 946,100 of the options outstanding. This constituted all of the outstanding options except those held by outside directors, terminated employees and consultants. Replacement options totaling 946,100 were reissued on March 4, 1996 at an exercise price of $3.13 each expiring in March 2001.

     The following table summarizes the stock option activity for the three years ended December 31, 1997.



                                       Range of Exercise           Number of            Exercise
                                             Prices                 Options               Price
                                     ----------------------   -------------------   -----------------

Balance, December 31, 1994                   $5.00 - 7.00             1,694,100           $6.14
Granted                                              3.38                80,000            3.38
Canceled                                      4.20 - 7.00             (123,500)            6.09
                                                              -------------------
Balance, December 31, 1995                    3.38 - 7.00             1,650,600            6.01
Granted                                       3.13 - 6.00             1,390,500            3.24
Canceled                                      3.13 - 7.00           (1,382,100)            6.03
Exercised                                            3.13              (15,900)            3.13
                                                              -------------------
Balance, December 31, 1996                    3.13 - 6.00             1,643,100            3.68
Granted                                       6.44 - 8.88               302,100            7.29
Canceled                                      3.13 - 7.13              (19,250)            4.77
Exercised                                     3.13 - 6.00             (218,300)            4.57
                                                              -------------------
Balance, December 31, 1997                    3.13 - 8.88             1,707,650            4.19
                                                              ===================


          The weighted average grant date fair value of the options granted was $4.17, $1.67 and $2.69 for 1997, 1996 and 1995, respectively. At December 31, 1997, 1996 and 1995, the number of exercisable options was 1,377,700, 1,338,900 and 1,677,434, respectively, and the weighted average exercise price of those options was $3.91, $3.79 and $6.14, respectively.

          The following table summarizes information about stock options outstanding and exercisable at December 31, 1997.


                                  Options Outstanding                               Options Exercisable
             -------------------------------------------------------------  -----------------------------------
                                          Weighted
                     Number               average                                 Number            Weighted
  Range of       outstanding at          remaining           Weighted         exercisable at        average
  Exercise        December 31,          contractual          average           December 31,         exercise
   Prices             1997                  life          exercise price           1997              price
---------------------------------------------------------------------------------------------------------------
 $3.13 - 4.50           1,169,850           3.4               $3.15                1,027,700         $3.14
  4.51 - 6.00             240,000           6.3                5.42                  230,000          5.40
  6.01 - 7.50             277,800           5.5                7.18                  100,000           7.39

  7.51 - 8.88              20,000            9.0               8.88                   20,000            8.88
             ----------------------                                         ------------------
                        1,707,650           4.2                4.19                1,377,700            3.91
             ======================                                         ==================

          The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995, consistent with the provisions of SFAS No. 123, the Company's earnings would have been reduced to the pro forma amounts indicated below:

                                                       1997        1996         1995
                                                  ---------   ---------    ---------
Net income (loss) - as reported                   $   9,604   $   1,849    $  (6,610)
Net income (loss) - pro forma                         7,800        (254)      (6,825)
Basic earnings per common share - as reported          0.55        0.11        (0.40)
Basic earnings per common share - pro forma            0.47       (0.02)       (0.42)
Diluted earnings per common share - as reported        0.52        0.11        (0.40)
Diluted earnings per common share - pro forma          0.45       (0.02)       (0.42)


          The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 0%; expected volatility ranging from 69% to 74%; risk free interest rate ranging from 5.3% to 6.7%; and expected lives ranging from three to ten years.

     (C) ISSUANCE OF COMMON SHARE PURCHASE WARRANTS: In February 1996, IMTC entered into an agreement with an investment banking firm. As compensation for its services the investment banker received common share purchase warrants to purchase an aggregate of 100,000 common shares exercisable for a period of two years from February 12, 1996. These warrants were issued in two lots of 50,000 with exercise prices of $4.50 and $5.50 per share, respectively, and the Company recorded an expense of $64 related to these warrants. As of December 31, 1997 all of these warrants remained outstanding, however, all of the warrants were exercised on or before February 11, 1998.

     (D) EMPLOYEE STOCK PURCHASE PLAN: On April 14, 1993, IMTC adopted the International Murex Technologies Corporation Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by shareholders in June 1993. Under the Purchase Plan, all eligible employees can purchase common shares of IMTC's stock at 90% of the closing market price on the last day of each month. The number of common shares which may be purchased under the plan available to employees shall be set from time to time by the Compensation Committee and was initially 100,000. On May 13, 1997, the shareholders approved an amendment to the Purchase Plan which increased the number of shares available by 500,000. Additionally, the amendment changed the purchase price to 85% of the lower of the fair market value at the beginning or end of a six month interval. The new purchase price was incorporated into the Purchase Plan effective January 1, 1998.

     (E) SHARES RESERVED FOR FUTURE ISSUE: At December 31, 1997, IMTC has reserved common shares for issuance as shown in the table below.

          Options                                  1,851,237
          Employee Stock Purchase Plan               511,135
          Warrant Conversion                         100,000
                                                   ---------
          Total                                    2,462,372
                                                   =========

     (F) TREASURY SHARES: In November 1996, pursuant to the Stipulation Settlement Agreement, Edward J. DeBartolo, Jr. and the Estate of Edward J. DeBartolo, Sr. each transferred 92,943 common shares of the Company's stock to the Company to be used as their portion of the settlement of the class action lawsuits initiated in 1992. These shares were retired during 1997. See Footnote 16.

13.  EMPLOYEE RETIREMENT PLANS:

     The Murex Group has contributory and non-contributory defined contribution plans covering substantially all employees. The plan funding arrangements are consistent with the United States or other applicable governmental laws and regulations. The plans provide for employer match up to twice the employee contribution percentage to a maximum employer matching contribution of 10%. The Murex Group's contributions to these plans amounted to approximately $1,777, $1,637 and $1,587 in the years 1997, 1996 and 1995, respectively.

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

14.  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK:

     The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 1997, the Company had no significant concentrations of credit risk. The Company has estimated the fair value of its financial instruments, using available market information and appropriate valuation methodologies. Considerable judgment is required in developing the estimated fair value and therefore the values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

15.  COMMITMENTS:

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

     1998                        $1,365
     1999                         1,365
     2000                         1,365
     2001                         1,282
     2002                         1,200
     Thereafter                     600
                                 ------
     Total                       $7,177
                                 ======

     During February 1996, MDC entered into an exclusive distribution, development and license agreement with Innogenetics to develop and market gene probe products for the monitoring of patients and the classification of viral diseases. Under the terms of the agreement, MDC paid $5,900 during 1996 and $1,600 during 1997 to Innogenetics for the exclusive rights to distribute Innogenetics' LiPA products, excluding HCV, for 15 years. MDC will also pay Innogenetics a royalty of 10% of the Murex Group's net sales of Innogenetics' products. Also under this agreement, MDC shall fund agreed-upon research and development programs, beginning in 1998 and for each of the following 13 years in an amount equal to 20% of the Murex Group's net sales of Innogenetics' products, subject to a cap.

16.  LITIGATION RESOLUTIONS:

     Four class action lawsuits were instituted on behalf of all persons who had purchased IMTC's securities between May 21, 1992 and August 19, 1992 against IMTC, two executive officers of IMTC, and two shareholders. Although the defendants denied the allegations in the complaints, the parties agreed to settle all outstanding claims for $5,400 during 1996. In accordance with the Stipulation Settlement Agreement, the shareholders transferred 185,886 common shares of the Company's stock to the Company to be used as their portion of the settlement. During 1997, the claims administrator finished qualifying claimants and submitted a motion to the U.S. District court setting out the final distribution for the settlement fund, which was approved by the Court during October 1997. The sum of damages claimed and expenses incurred by the claims administrator and Plaintiffs' counsel was less than the total settlement fund, consequently, the Company was entitled to the remaining cash of approximately $2,133 and 105,766 common shares of the Company's stock. These shares are valued at $615 ($5.81 per share), as defined by the settlement agreement. The reversion of the settlement fund has been reflected in the accompanying financial statements as an offset to general and administrative costs for the cash portion and an increase to additional paid-in-capital for the stock portion.

     During 1995, the U.K. Inland Revenue questioned the tax basis of inventory, accounts receivable and property, plant and equipment related to the 1992 purchase of assets from Wellcome. This matter was resolved during 1997, resulting in no additional tax payments or liabilities. The U.K. Inland Revenue have finalized their review of all tax returns through 1995, and all outstanding issues have been resolved.

     Several Subsidiaries of the Murex Group were involved in patent infringement litigation in several countries against Chiron and Ortho Diagnostic Systems, Inc. ("Ortho") related to Chiron's HCV patent. On August 28, 1996, IMTC reached a worldwide agreement with Chiron and Ortho concerning tests for HCV under which all litigation among the parties permanently ceased. As a result of the settlement with Chiron and Ortho, a reversal was made to royalty accruals made in prior years, which resulted in a net credit to royalty expense of $2,799 for the year ended December 31, 1996.

17.  RESTRUCTURING:

     During September 1996, the Company recorded a restructuring charge of $2,100 before tax. The restructuring was driven by the need to reposition the Company for its movement into the patient monitoring business. The worldwide plan resulted in personnel reductions of approximately 50 people from various functions during 1997 and 1996. The restructuring provision consists predominantly of estimated costs for employee severance and other benefits. As of December 31, 1996, 35 employees left the Company related to the restructuring plan, resulting in actual payments of $698. As such, the remaining accrual at December 31, 1996 was $1,402. All remaining costs were incurred during 1997.

18.  SHAREHOLDER RIGHTS PLAN:

     In August 1995, IMTC adopted a Shareholder Rights Plan authorizing the distribution of one Right for each common share outstanding. The Rights are attached to the common shares and are not initially exercisable. Rights become exercisable in the circumstances described in the Shareholder Rights Plan, including ten days following the announcement that a person or group without prior approval from the Board of Directors has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding common shares of IMTC or ten days following the announcement of a takeover bid, tender offer or exchange offer. In certain circumstances, the Rights may be redeemed by IMTC at a price of $.001 per Right. If not redeemed, the Rights expire in ten years.


19.  DOMESTIC AND FOREIGN OPERATIONS:

     Information concerning the Company's domestic and foreign operations for the years ended December 31, 1997, 1996 and 1995 is summarized below. Murex Group product sales to affiliates are priced at market prices less an allowance for marketing, advertising and other sales costs.

-----------------------------------------------------------------------------------------------------------
                                              United                  Far East
                                  Canada      States      Europe     and Other   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------
December 31, 1997
-----------------
Net Revenues:
      Unaffiliated Customers   $   2,111    $  26,755   $  56,897    $  20,369                 $ 106,132
      Affiliates                                  447      28,728       47,332    $ (76,507)
                               ---------    ---------   ---------    ---------    ---------    ---------
      Total                        2,111       27,202      85,625       67,701      (76,507)     106,132
Net Income (Loss)                 (2,966)       5,169      (7,130)      13,991                     9,064
Identifiable Assets                3,456       12,935      46,693       32,159                    95,243


December 31, 1996
-----------------
Net Revenues:
      Unaffiliated Customers   $   1,995    $  24,228   $  59,461    $  15,167                 $ 100,851
      Affiliates                                  363      28,529        6,704    $ (35,596)
                               ---------    ---------   ---------    ---------    ---------    ---------
      Total                        1,995       24,591      87,990       21,871      (35,596)     100,851
Net Income (Loss)                 (4,789)       1,568      (2,860)       7,930                     1,849
Identifiable Assets                2,955       10,787      53,818       27,553                    95,113


December 31, 1995
-----------------
Net Revenues:
      Unaffiliated Customers                $  21,698   $  61,165    $   9,531                 $  92,394
      Affiliates                                1,578      33,076        3,430    $ (38,084)
                                            ---------   ---------    ---------    ---------    ---------
      Total                                    23,276      94,241       12,961      (38,084)      92,394
Net Income (Loss)              $  (4,088)         966      (6,761)       3,273                    (6,610)
Identifiable Assets                4,808       10,305      55,925       14,710                    85,748



     EXPORT SALES BY DESTINATION

     Export sales of $112, $339, and $834 for the years ended December 31, 1997, 1996 and 1995, respectively, originated in the United States. Export sales of $12,320, $9,838, and $8,794 for the years ended December 31, 1997, 1996 and 1995, respectively, originated in the United Kingdom. Additional export sales of $4,751, $6,967 and $12,694, for the years ended December 31, 1997, 1996 and 1995, respectively, originated in other European countries and $1,193 and $5,181 originated in Barbados for the years ended December 31, 1997 and 1996, respectively. Also in 1997, export sales from South Africa to other African countries were $911. The table below summarizes export sales by destination.

                                           Middle East
                    Europe        Asia      and Africa      Other       Total
--------------------------------------------------------------------------------
December 31:
1997               $ 6,824      $ 5,118      $ 7,145      $   200      $19,287
1996                 7,388        5,349        9,588                    22,325
1995                13,447        2,160        6,154          561       22,322
--------------------------------------------------------------------------------


20.  SUBSEQUENT EVENTS:

     On January 14, 1998 the Company amended its existing interest rate swap agreement to increase the notional principal amount to $10,000 and extend the contract to January 14, 2003. This agreement fixed the LIBOR portion of the interest rate at 6.48%. The Company specifically designated this interest rate swap agreement as a hedge of the line of credit, and therefore will recognize the differential paid or received as an adjustment to interest expense in the period in which it occurs.

21. RECONCILIATION OF CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("CANADIAN GAAP" AND "U.S. GAAP") :

     There were no differences between Canadian GAAP and U.S. GAAP during the years ended December 31, 1997, 1996 and 1995.

International Murex Technologies Corporation
--------------------------------------------
INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of International Murex Technologies Corporation:

     We have audited the accompanying consolidated balance sheets of International Murex Technologies Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Murex Technologies Corporation and its subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 13, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information is hereby incorporated by reference to the sections entitled "Election of Directors" and "Shares Held by Nominees for Election of Directors" in IMTC's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held June 4, 1998. IMTC will file with the Securities and Exchange Commission pursuant to Regulation 14A a definitive Proxy Statement involving the election of directors not later than 120 days after December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The required information is hereby incorporated by reference to the section entitled "Compensation of Executive Officers" in IMTC's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The required information is hereby incorporated by reference to the sections entitled "Voting Shares," "Shares Held by Nominees for Election of Directors," and "Beneficial Owners of More Than 5% of Voting Stock" in IMTC's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required information is hereby incorporated by reference to the section entitled "Interest of Certain Persons in Matters to be Acted Upon" in IMTC's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a)  Documents Filed as Part of This Report:

          (1)  Financial Statements

               Included in Part II, Item 8 of this Report:

               Consolidated Balance Sheets as of December 31, 1997 and
               1996.

               Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997.

               Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 1997.

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.

               Notes to Consolidated Financial Statements.

               Independent Auditors' Report

          (2)  Financial Statement Schedule:

               Included in Part IV of this Report:
                                                                Schedule   Page
                                                                --------   ----
               Independent Auditors' Consent and Report
                    on Schedule                                    --       44

               Valuation and Qualifying Accounts                   II       45

               All financial statement schedules other than those listed above have been omitted as exhibits because they are not applicable or required under Regulation S-X.

               Items 10 through 13 of this Report incorporate only the indicated portions of IMTC's Proxy Statement for the 1998 Annual Meeting of Shareholders. No other portion of such Proxy Statement shall be deemed to be incorporated herein or filed with the Securities and Exchange Commission.

        (b)    Reports on Form 8-K

               None

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

3.4 Amendments to Articles of Association of IMTC passed by Special Resolution on June 7, 1994 as filed on May 2, 1995 (Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

4.1 IMTC Stock Option Plan (Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

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

10.3 Employment Agreement dated as of January 1, 1992 between IMTC and F. Michael P. Warren (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K"))

10.3.1 Employment Agreement dated as of January 1, 1992 between MDC (formerly International Murex Technologies Limited which was formerly Sishui Funds Limited) and F. Michael P. Warren (Exhibit 10.10.1 to the 1995 Form 10-K)

10.3.2 Employment Agreement dated as of January 1, 1992 between MDL and F. Michael P. Warren (as assigned to MBL effective January 31, 1996) (Exhibit 10.10.2 to the 1995 Form 10-K)

10.3.3* Employment Agreement dated August 1, 1997 between IMTC and F. Michael P. Warren

10.3.4* Employment Agreement dated August 1, 1997 between Murex Biotech Limited and F. Michael P. Warren

10.3.5* Employment Agreement dated August 1, 1997 between Murex Diagnostics Corporation and F. Michael P. Warren

10.4 Employment Agreement dated as of January 1, 1995 between IMTC and C. Robert Cusick (Exhibit 10.11.1 to the 1995 Form 10-K)

10.4.1.* Employment Agreement dated August 1, 1997 between IMTC and C. Robert Cusick

10.4.2* Amendment to Employment Agreement dated November 6, 1997 between IMTC and C. Robert Cusick

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

10.8 Stock Purchase Agreement dated May 31, 1994 between Digene Diagnostics, Inc. ("Digene") and International Murex Technologies Limited ("IMTL") for the purchase of 1994 Series Preferred Stock (Exhibit 10.20 to the 1995 Form 10- K)

10.8.1 Escrow Agreement dated May 31, 1994 among IMTL, Digene and Reid & Priest LLP (Exhibit 10.20.1 to the 1995 Form 10-K)

10.8.2 Shareholders Agreement dated May 31, 1994 among IMTL, Armonk Partners and Digene (Exhibit 10.20.2 to the 1995 Form 10-K )

10.9 Employment Agreement dated as of July 1, 1995 between IMTC and Steven C. Ramsey (Exhibit 10.19 to the 1995 Form 10-K)

10.9.1* Amendment to Employment Agreement dated November 6, 1997 between IMTC and Steven C. Ramsey

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

10.12 Letter Agreement dated January 12, 1996 between Guido Guidetti and MDL (as assigned to MBL effective January 31, 1996) (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"))

10.13          Letter Agreement dated January 12, 1996 between P.
               Silveston and MDL (as assigned to MBL effective January 31, 1996) (Exhibit 10.13 to the 1996 Form 10-K).

10.14 Credit Agreement (without schedules or exhibits) dated as of November 12, 1996 among IMTC, Murex Diagnostics International, Inc. ("MDII"), IMTC Holdings, Inc. ("Holdings U.S."), MDC, IMTC Holdings (U.K.) Limited ("Holdings U.K."), MDI and MBL, as the borrowers; Bank of America Illinois and Bank of America National Trust and Savings Association, as issuing banks ("BOA"); Bank of America, F.S.B., as agent and lender ("BAFSB"), et al.,as the lenders, in the original principal amount of $15,000,000 (Exhibit 10.14 to the 1996 Form 10-K).

10.14.1* First Amendment to Credit Agreement dated December 31, 1997 among IMTC, MDII, MDC, Holdings U.K., MDI and MBL, as the borrowers, and BOA and BAFSB, et.al., as the lenders. 10.15 Promissory Note dated November 12, 1996 executed by IMTC, MDII, Holdings U.S., MDC, Holdings U.K., MDI and MBL to the order of BAFSB in the original principal amount of $8,000,000 (Exhibit 10.15 to the 1996 Form 10-K).

10.16 Offshore Currency Promissory Note dated November 12, 1996 executed by Holdings U.K. and MBL to the order of BOA (Exhibit 10.16 to the 1996 Form 10-K).

10.17          Security Agreement (without schedules) executed by
               Holdings U.S., MDI and IMTC in favor of BASFB (Exhibit
               10.17 to the 1996 Form 10-K).

10.18 Deed of Charge executed by Holdings U.K. in favor of BOA (Exhibit 10.18 to the 1996 Form 10-K).

10.19          Deed of Charge executed by MBL in favor of BOA (Exhibit
               10.19 to the 1996 Form 10-K).

10.20 Debenture executed by MDII and MDC in favor of BASFB (Exhibit 10.20 to the 1996 Form 10-K).

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

                                           INTERNATIONAL MUREX TECHNOLOGIES
                                           CORPORATION



                                           By:   /s/ C. Robert Cusick
                                                --------------------------------
                                                C. Robert Cusick, Vice Chairman,
                                                Chief Executive Officer,
                                                President and Director

DATE: March 6, 1998
      -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 1998.


          Signature                                   Title
          ---------                                   -----

     /s/ C. Robert Cusick                Vice Chairman, CEO/President and
-------------------------------------      Director
         C. Robert Cusick
       * F. Michael P. Warren, Q.C.        Chairman of the Board of Directors
-------------------------------------
       F. Michael P. Warren, Q.C.
       * J. Trevor Eyton, O. C.            Director
-------------------------------------
      J. Trevor Eyton, O. C.
        * Thomas L. Gavan, M.D.            Director
-------------------------------------
       Thomas L. Gavan, M.D.
        * Norbert Gilmore, M.D.            Director
-------------------------------------
       Norbert Gilmore, M.D.
       * Jay A. Lefton, Esq.               Director
-------------------------------------
        Jay A. Lefton, Esq.
 *Hartland M. MacDougall, O.C.             Director
-------------------------------------
  Hartland M. MacDougall, O.C.
        * Stanley E. Read, M.D.            Director
-------------------------------------
       Stanley E. Read, M.D.
          *Victor A. Rice                  Director
-------------------------------------
          Victor A. Rice


                                           Vice President, Chief
*By: /s/ Steven C. Ramsey                  Financial Officer and
-------------------------------------
       Steven C. Ramsey, as                Authorized  Representative in
         Attorney-in-Fact                  the United States



             INTERNATIONAL MUREX TECHNOLOGIES CORPORATION

          INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


                                                                            Page
                                                                            ----

   --      Independent Auditors' Consent and Report on Schedules.............45
  II.      Valuation and Qualifying Accounts.................................46

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE



Board of Directors and Shareholders
International Murex Technologies Corporation:

We consent to the incorporation by reference in Registration Statements No. 33-40726 and No. 333-44629 of International Murex Technologies Corporation on Form S-8 of our report dated February 13, 1998 appearing in the Annual Report on Form 10-K of International Murex Technologies Corporation for the year ended December 31, 1997.

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


DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 10, 1998

INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
Schedule II - Valuation and Qualifying Accounts
For the years ended December 31, 1997, 1996, and 1995
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                               ADDITIONS                         DEDUCTIONS
                                    -------------------------------    ------------------------------
                                 BALANCE AT     CHARGED TO                                                 BALANCE AT
                                  BEGINNING     COSTS AND    TRANSLATION    TRANSLATION                      END OF
     DESCRIPTION                  OF PERIOD     EXPENSES      ADJUSTMENT    ADJUSTMENT     WRITE-OFF        PERIOD
     -----------                  ---------     --------      ----------    ----------     ---------        ------

Year ended December 31, 1997:
     Allowance for
      Doubtful Accounts         $ 3,174,000   $   171,000                  $  (249,000)   $  (157,000)   $ 2,939,000
     Inventory Reserve            5,490,000       439,000                     (157,000)    (1,012,000)     4,759,000
Year ended December 31, 1996:
     Allowance for
      Doubtful Accounts           3,410,000       257,000   $   282,000                      (775,000)     3,174,000
     Inventory Reserve            3,954,000     3,669,000       297,000                    (2,430,000)     5,490,000
Year ended
  December 31, 1995:
  Allowances for
    Doubtful Accounts             2,097,000     1,682,000       124,000                      (493,000)     3,410,000
   Inventory Reserve              2,581,000     1,424,000       124,000                      (175,000)     3,954,000



                           INDEX OF EXHIBITS

        The exhibits listed below are filed with this Report.


  Exhibit
  Number                           Document
  ------                           --------

10.3.3* Employment Agreement dated August 1, 1997 between IMTC and F. Michael P. Warren

10.3.4* Employment Agreement dated August 1, 1997 between Murex Biotech Limited and F. Michael P. Warren

10.3.5* Employment Agreement dated August 1, 1997 between Murex Diagnostics Corporation and F. Michael P. Warren

10.4.1.* Employment Agreement dated August 1, 1997 between IMTC and C. Robert Cusick

10.4.2* Amendment to Employment Agreement dated November 6, 1997 between IMTC and C. Robert Cusick

10.9.1* Amendment to Employment Agreement dated November 6, 1997 between IMTC and Steven C. Ramsey

10.14.1* First Amendment to Credit Agreement dated December 31, 1997 among IMTC, MDII, MDC, Holdings U.K., MDI and MBL as the borrowers; and BOA and BAFSB, et.al., as the lenders.

21           Subsidiaries

24           Powers of Attorney