Form 10-K/A
period 1997-12-31
INTERNATIONAL MUREX TECHNOLOGIES CORP
filed 1998-03-31
CIK 864964

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A
                                  (Amendment No. 1)

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 For the Transition
                    period from      to
                                ----    ----

                            Commission File Number 0-26144
                                                   -------

                     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
                 -----------------------------------------------------
                (Exact name of registrant as specified in its charter)


               BRITISH COLUMBIA, CANADA                  NOT APPLICABLE
          --------------------------------------       -------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification Number)

                         2255 B. QUEEN STREET EAST, SUITE 828
                             TORONTO, ONTARIO  M4E 1G3
          ----------------------------------------------------------------
            (Address, including zip code, of principal executive officers)

                                    (519) 836-8016
                    ------------------------------------------------------
                 (Registrant's telephone number, including area code)

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
                        -----    ------

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

                         DOCUMENTS INCORPORATED BY REFERENCE:
                        --------------------------------------

                                        None.

                                       PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          DIRECTORS

          The following table sets forth information concerning the individuals serving on the Board of Directors including their ages, positions and tenure with IMTC as of the date of March 12, 1998:

          -----------------------------------------------------------------
                  NAME/POSITION           AGE          DIRECTOR SINCE
                  -------------           ----         ---------------

           GEORGE BRAZIER                  57          March 11, 1998
           Director

           C. ROBERT CUSICK                51         February 3, 1989
           Chief Executive Officer,
           President and Director

           J. TREVOR EYTON, O.C.(1)        63         January 21, 1997
           Director

           THOMAS L. GAVAN, M.D.(1)        68          April 17, 1990
           Director

           NORBERT J. GILMORE,             55          April 17, 1990
           Ph.D.,M.D.(2)
           Director

           JAY A. LEFTON(1)                41         December 9, 1991
           Director

           HARTLAND M. MACDOUGALL,         67         January 21, 1997
           CVO, O.C.(2)
           Director

           STANLEY E. READ, Ph.D.,         57          April 17, 1990
           M.D.(2)
           Director

           VICTOR A. RICE(2)               57          April 15, 1994
           Director                                    (previously a
                                                   director from April 17,
                                                          1990 to
                                                     November 30, 1992)

           F. MICHAEL P. WARREN, Q.C.      62           June 28, 1989
           Chairman and Director                        (previously a
                                                    director from June 5,
                                                          1986 to
                                                      August 27, 1987)

          1 Member of the Audit Committee
          2 Member of the Compensation Committee

          -----------------------------------------------------------------

          The Directors of IMTC are elected at each Annual Meeting and hold office until the next Annual Meeting or until their successors are appointed.

          GEORGE BRAZIER has been a partner of the firm of DuMoulin Black, Vancouver, British Columbia for more than the past five years.
          He is also a member of the Board of Directors of United Compass Resources Limited. DuMoulin Black has and is currently providing legal counsel for the company in British Columbia.

          C. ROBERT CUSICK has been President and Chief Executive Officer
          (CEO) of IMTC since December 1, 1996 and Vice Chairman since November 1993, having previously served as President and CEO of IMTC from April 1990 to October 1993 and as Chief Financial Officer from March 1995 to December 1996. He continues to serve in various executive positions for a number of the Company's subsidiaries. Mr. Cusick is a certified public accountant and has served in various executive positions in manufacturing, banking and real estate prior to joining the Company.

          THE HONORABLE J. TREVOR EYTON, O.C. has served as a member of the Canadian Senate since September 1990. In addition, Mr. Eyton serves as the Senior Chairman of EdperBrascan Corporation. From 1962 to 1979 Mr. Eyton was a partner of the law firm Tory Tory DesLauriers & Binnington of Toronto, Ontario. Mr. Eyton also serves as a director of other companies such as General Motors of Canada Limited, M. A. Hanna Company and Noranda Inc.

          DR. THOMAS L. GAVAN, M.D. served as the Chairman of the Division of Laboratory Medicine of The Cleveland Clinic Foundation, a medical clinic in Cleveland, Ohio from 1985 until his retirement on December 31, 1991. He is a member of the Board of Governors of the College of American Pathologists. He is also a past President of the National Committee for Clinical Laboratory Standards.

          DR. NORBERT J. GILMORE, PH.D., M.D. has been a Senior Physician of the Royal Victoria Hospital, Montreal, Quebec since 1987, and a member of its Division of Clinical Immunology since 1974. He has been a member of the Faculty of Medicine at McGill University in Montreal since 1974 and has been a Professor of Medicine since 1994. He has also been a Member of the McGill Centre for Medicine, Ethics and Law since 1986. He was Chairman of the National Advisory Committee on AIDS from 1983 to 1989, co-founder of the Canadian Foundation for AIDS Research ("CanFAR"), its President from 1988 to 1989, and was Chairman of the Expert Committee on AIDS and Prisons of the Correctional Service of Canada from 1992 to 1994.

          JAY A. LEFTON has been a partner of the firm of Aird & Berlis, Barristers and Solicitors, Toronto, Ontario since 1986, where he specializes in corporate and securities law. He is a member of the Ontario Biotechnology Advisory Board as well as a member of the Board of Governors, the Commercial Developments Committee and the Technology Transfer and Industrial Liaison Committee of Mount Sinai Hospital, Toronto, Ontario. Mr. Lefton sits on the board of directors of various charitable organizations. He is also a member of the Board of Directors of Sumtra Diversified Inc. and Harley Street Software, Ltd. Aird & Berlis has and is currently providing legal counsel for the Company in Ontario.

          HARTLAND M. MACDOUGALL CVO, O.C. recently retired as the Deputy Chairman of London Life Insurance Company and London Insurance Group Incorporated when it was sold to the Great West Life Assurance Company. He was the former Chairman of Royal Trust and related companies from 1984 to 1993 when it was sold to the Royal Bank of Canada. Prior to that Mr. MacDougall was a career banker with Bank of Montreal from 1953, serving as a director from 1974 to 1984 and the last four years as Vice Chairman.

          DR. STANLEY E. READ, PH. D., M.D. has been the director of the HIV/AIDS Comprehensive Care Program since 1988 and the Head of the Division of Infectious Diseases since 1992 at The Hospital for Sick Children in Toronto, Ontario. He has been Professor of Pediatrics and Microbiology at the University of Toronto since 1990 and was an Associate Professor of Pediatrics and
          Microbiology at the University of Toronto from 1980 to 1990.   He
          was the Director of the Infectious Disease Training Program at The Hospital for Sick Children, Toronto, Ontario, between 1986 and 1990. He also has been an Associate in the Department of

          Medicine at the Toronto General Hospital since 1983 as well as an Adjunct Professor at Rockefeller University in New York, New York since 1980. He is on the Board of Directors of CanFAR and has been the Chairman of its Scientific Advisory Committee since 1992.

          VICTOR A. RICE has been a director of the Company since April 15, 1994, and had previously served as a director from April 17, 1990 to November 30, 1992. He has been Chief Executive and a director of LucasVarity plc since 1996, having been Chairman and Chief Executive Officer of Varity Corporation from 1980 to 1996. He serves as a director of American Precision Industries, Inc.

          F. MICHAEL P. WARREN, Q.C. a founder of IMTC, has served as Chairman of the Board of the Company since April 1990. He has also served in various executive positions for the Company's UK and other subsidiaries since February 1992. Mr. Warren was a partner of the firm of Owen, Bird, Barristers and Solicitors, Vancouver, British Columbia from 1970 through January 1992. Mr. Warren also serves as a Director of Biotechna Environmental Technologies Corporation.

          EXECUTIVE OFFICERS

          The following table sets forth information concerning the individuals serving as Executive Officers of IMTC:

          ----------------------------------------------------------------


                   NAME            AGE       POSITION          DIRECTOR
                   -----          ----       ---------          AND/OR
                                                            POSITION SINCE
                                                            --------------

           F. MICHAEL P. WARREN    62    Chairman           April 17, 1990

           C. ROBERT CUSICK        51    President & CEO    February 3, 1989

           STEVEN C. RAMSEY        49    CFO and Vice       March 1, 1995
                                         President/
                                         Controller

           GUIDO GUIDETTI          47    Vice President     December 3, 1996

           R. PETER SILVESTON      48    Vice President     December 3, 1996

           CATHERINE M.            37    Vice President,    May 1, 1997
           BARDWICK                      Corporate
                                         Communications

           JILL A. GILMER          38    Corporate          November 13, 1992
                                         Secretary



          -----------------------------------------------------------------

          The career synopsis of all Executive Officers not listed below is contained in the section entitled "Directors."

          STEVEN C. RAMSEY has served as Chief Financial Officer since December 1996 and as Vice President/ Controller since March 1995. From May 1993 until August 1996, he served as Finance Director of the Company's UK subsidiaries. Mr. Ramsey joined the Company as Vice President, Finance of Murex Corporation in February 1992. Prior to joining the Company, Mr. Ramsey served in various management capacities with Sprint and The Molson Companies Limited.

          GUIDO GUIDETTI has served as Vice President since December 1996. He has also served as a Director and General Manager-Commercial Operations of the Company's UK subsidiaries since joining the Company in November 1993. Mr. Guidetti is responsible for the continued development and management of the Company's worldwide marketing and distribution network. Mr. Guidetti has over 18 years experience in the diagnostic products industry. Prior to joining the Company, Mr. Guidetti was Director of Commercial Operations Europe for Syntex's SYVA Diagnostics. Mr. Guidetti also served in various management capacities at Abbott Diagnostics for seven years and at Johnson & Johnson for more than eight years.

          R. PETER SILVESTON has served as Vice President since December 1996. He has also served as a Director and General Manager of the Company's UK subsidiaries since 1992. Mr. Silveston is responsible for operations, research and development, information systems and legal and intellectual property matters. With over 26 years in the health care industry, Mr. Silveston was a member of the executive management team of Wellcome Diagnostics at the time of the acquisition of the business by the Company in February 1992. Prior to joining Wellcome Diagnostics in 1989, he served in various management positions in the pharmaceutical business of The Wellcome Foundation Limited.

          CATHERINE M. BARDWICK has served as Vice President of Corporate Communications since May 1997. Prior to joining the Company in 1997, she provided investor/public relations services to the Company through Bardwick Consulting.

          JILL A. GILMER has served as Corporate Secretary of IMTC since November 1992. She has also served in various other positions with subsidiaries of the Company since August 1985.

          THE BOARD OF DIRECTORS

          During the year ended December 31, 1997, the Board of Directors held four meetings. Every director, with the exception of Victor
          A. Rice, attended an average of 90% of the meetings of the Board and the committees on which they serve. On four other occasions, the Board unanimously consented in writing to various resolutions pertaining to the Company's affairs.

          The Company pays each Director, other than a Director who is an officer or employee of the Company, an annual fee in the amount of $5,000. In addition, each such Director is paid a meeting fee of $1,500 for each meeting of the Board of Directors and each committee meeting attended. They are also reimbursed for out-of-pocket expenses associated with attending these meetings. Non-employee directors are granted annual options to purchase 10,000 common shares as of the annual meeting of shareholders under the Employee Equity Incentive Plan, see Item 11 "Executive Compensation". During 1997, a total of $114,500 was paid to the non-executive Directors of the Company pursuant to this arrangement. Beginning in 1998, the annual retainer will be increased to $15,000 and meeting fees will remain $1,500 per meeting.

          In December 1997, the non-employee members of the Board were awarded a lump sum bonus of $60,000. Based upon survey information obtained regarding director compensation for companies that are similar in size to the Company and to properly address and account for the past five years, it was determined that the existing compensation package to these Board members was inadequate and had been for several years. The lump-sum payment was made in order to offset inadequate Director fees for service in past years and in 1997.

          COMMITTEES OF THE BOARD

          The Board of Directors has two standing committees to assist in carrying out its obligations. Committee positions held during 1997 are set forth in the table titled "Directors". The principal responsibilities of each committee are described below.

          The Audit Committee, comprised of three independent Directors, is primarily concerned with the effectiveness of the Company's accounting policies and practices, financial reporting and internal controls. Specifically, the Committee recommends to the Board of Directors the firm to be appointed as the Company's independent public accountants, subject to ratification by the shareholders; reviews and approves the scope of the annual examination of the books and records of the Company and its subsidiaries and reviews the audit findings and recommendations of the independent public accountants; considers the organization, scope and adequacy of the Company's internal audit staff and provides oversight with respect to accounting principles employed in the Company's financial reporting. This Committee met six times during 1997.

          The Compensation Committee, currently comprised of four non-employee Directors, oversees the Company's compensation and executive benefit policies and programs, including administration of the Amended and Restated 1993 Employee Equity Incentive Plan and the Employee Stock Purchase Plan. It also recommends to the Board of Directors annual salaries, bonuses and stock option
          awards for officers and certain other key executives.   This
          committee met once during 1997 and unanimously consented in writing, on three separate occasions, to various resolutions pertaining to Committee affairs.

          FILINGS UNDER SECTION 16(A) OF THE EXCHANGE ACT

          Section 16(a) of the Securities Exchange Act of 1934, as amended, ("Section 16(a)") requires Directors, Executive Officers and persons, if any, owning more than ten percent of a class of the Company's registered equity securities to file reports of holdings and transactions of their shares with the Securities and Exchange Commission ("SEC") and the Nasdaq National Market System.

          Based solely upon a review of the copies of the forms furnished to the Company or written representations that no other reports were required, the Company believes that during the preceding year filings applicable to executive officers and directors were met except for the following late filings on Form 4: Mr. Cusick's open market purchase of 2,500 shares on March 4, 1997 was filed August 20, 1997; sales from a previous option exercise by Dr. Gavan of 7,500 shares on March 4, 1997, 2,500 shares on March 7, 1997 and 5,000 shares on March 10, 1997 were filed on August 20, 1997; an option exercise and sale by Ms. Gilmer of 2,000 shares on June 6, 1997 was filed on August 7, 1997; sales from a previous option exercise by Dr. Gilmore of 2,500 shares on March 11, 1997 and of 2,500 shares on June 10, 1997 were filed on August 20, 1997 and September 8, 1997, respectively; an open market purchase by Mr. Guidetti of 1,105 shares on March 31, 1997 was filed on December 1, 1997; sales from a previous option exercise by Mr. Lefton of 5,000 shares on March 11, 1997, 2,500 shares on March 12, 1997 and 12,500 shares on March 13, 1997 were filed on August 20, 1997; and an open market purchase by Mr. Silveston of 2,519 shares was reported on December 1, 1997.

          ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth the total compensation paid or accrued by the Company during the Company's three most recent fiscal years to the Company's Chief Executive Officer and the four most highly compensated executive officers during the fiscal year ended December 31, 1997.


          =====================================================================
                            SUMMARY COMPENSATION TABLE(1)
          ---------------------------------------------------------------------

                                            ANNUAL COMPENSATION
                              -------------------------------------------------
                                               BONUS ($)          OTHER ANNUAL
                                         -----------------------     COMPEN-
         EXECUTIVE             SALARY                                SATION
          OFFICER      YEAR     ($)       CASH(3)    NON-CASH(4)      ($)(5)
       ------------------------------------------------------------------------

      C. Robert        1997  $269,439    $927,500     $363,236
      Cusick           1996   230,625     163,407
      President/CEO    1995   225,000


      F. Michael P.    1997   238,236    833,825       363,236     $ 55,750
      Warren           1996   230,625    163,407                     56,290
      Chairman         1995   225,000


      Steven C.        1997   134,365    375,000        85,073
      Ramsey           1996   126,034     39,315
      CFO & V.P./      1995   121,800
      Controller


      Guido            1997   213,851    544,017       133,763
      Guidetti         1996   187,747     67,065
      Vice
      President


      R. Peter         1997   167,467    344,804       104,750
      Silveston        1996   144,822     56,866
      Vice
      President

      ------------------------------------------------------------------------


     ==========================================================================
                            SUMMARY COMPENSATION TABLE(1)
     --------------------------------------------------------------------------
                                           LONG TERM
                                         COMPENSATION
                                        ---------------
                                            AWARDS(2)
                                           ----------              ALL
                                          SECURITIES              OTHER
                                          UNDERLYING              COMPEN-
         EXECUTIVE                       OPTIONS/SARS             SATION
          OFFICER          YEAR               (#)                 ($)(6)
       -----------------------------------------------------------------------
      C. Robert            1997             22,700               $20,500
      Cusick               1996            250,400                17,216
      President/CEO        1995                                   20,760

      F. Michael P.        1997             22,700               102,853
      Warren               1996            250,400                14,922
      Chairman             1995

      Steven C.            1997              5,300                18,271
      Ramsey               1996             31,800                12,078
      CFO & V.P./          1995                                   12,180
      Controller

      Guido                1997              8,400                42,770
      Guidetti             1996             35,200                37,549
      Vice
      President

      R. Peter             1997              6,600                33,493
      Silveston            1996             31,300                28,964
      Vice
      President

     -------------------------------------------------------------------------

      (1) Amounts paid in currencies other than U.S. dollars have been converted at applicable exchange rates.
      (2) As of December 31, 1997, there were no shares of restricted stock outstanding. A portion of the options granted in 1996 and 1997 are not exercisable, see table entitled "Aggregated Options/SAR Exercises in Last Fiscal Year and Year-End Options SAR Value."
      (3) Amount includes cash payout based on criteria set forth in the Senior Management Incentive Plan.
      (4) Represents the value of a stock bonus awarded by the Compensation Committee in September 1996 to executive officers and other key managers following the settlement by the Company of its HCV patent litigation against Chiron Corporation and Johnson & Johnson/Ortho Diagnostic Systems, Inc. and their respective affiliates. During the four years of this litigation throughout Europe and Australia, the executive officers and key managers were under threat of personal litigation and significant liability in regard to the matters in dispute exposing them to adverse judgements in damages. For purposes of this table, the shares were valued at $6 each based on the fair market value of the Company's common shares on the date of the award. The underlying shares were issued during 1997.
      (5) Includes the amount of perquisites and other personal benefits paid in excess of the lesser of $50,000, or 10% of the aggregate salary and bonus.
      (6) Amounts paid by the Company to tax-qualified defined contribution retirement plan or to UK "Money Purchase" pension scheme.

     =========================================================================

     The following table includes individual options/stock appreciation rights
     (SARs) granted to the Chief Executive Officer and other named executives during 1997.

     =========================================================================
                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
     -------------------------------------------------------------------------
                 NUMBER   PERCENT                           POTENTIAL
                   OF    OF TOTAL                       REALIZABLE VALUE
                 OPTIONS OPTIONS/  EXERCISE             AT ASSUMED ANNUAL
                 / SARS    SARS    OR BASE  EXPIRATION   RATES OF STOCK
     NAME        GRANTED  GRANTED   PRICE      DATE           PRICE
                   (#)      TO                          APPRECIATION FOR
                         EMPLOYEES                       OPTION TERM ($)
                         IN FISCAL                      ----------------
                           YEAR
                                                           5.00%   10.00%

     -------------------------------------------------------------------------
     C. Robert    22,700     7.51%   $7.125  3/19/2002   $50,117   $105,597
     Cusick
     -------------------------------------------------------------------------
     F.           22,700     7.51%   $7.125  3/19/2002    50,117    105,597
     Michael
     P. Warren
     -------------------------------------------------------------------------
     Steven C.     5,300     1.75%   $7.125  3/19/2002    11,701     24,655
     Ramsey
     -------------------------------------------------------------------------
     Guido         6,600     2.78%   $7.125  3/19/2002    18,546     39,076
     Guidetti
     -------------------------------------------------------------------------
     R. Peter     22,700     2.18%   $7.125  3/19/2002    14,572     30,702
     Silveston
     =========================================================================


     The following table shows the value of all options held by the Chief Executive Officers and other named executives as of December 31, 1997. No options were exercised by the Chief Executive Officer or the other named executives during 1997.

     =========================================================================
               AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTIONS SAR VALUE
     -------------------------------------------------------------------------
                                                     VALUE OF UNEXERCISED
                        NUMBER OF UNEXERCISED            IN-THE-MONEY
                     OPTIONS/SAR AT YEAR-END (#)   OPTIONS/SAR AT YEAR-END ($)
                    ---------------------------------------------------------

      NAME          EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE

     -------------------------------------------------------------------------
      C. Robert       225,200         47,900      $1,562,325       $241,506
      Cusick

      F. Michael      225,200         47,900       1,562,325        241,506
      P. Warren

      Steven C.        25,900         11,200         179,681         56,500
      Ramsey

      Guido            27,600         16,000         191,475         77,400
      Guidetti

      R. Peter         25,650         12,250         177,947         58,584
      Silveston
     =========================================================================


     MANAGEMENT CONTRACTS

     No management functions of the Company are performed to any substantial degree by a person other than the Directors or executive officers of the Company listed in the "Summary Compensation Table" and no other executive management contracts exist, other than those described below.

     During 1997, the Company amended and restated the employment contracts with Messrs Cusick and Warren. The agreements each have similar terms and conditions. The agreements have initial terms of three years with automatic renewal in one year increments thereafter unless notification is provided. The base salary for Mr. Warren was set at his then current base salary of $238,625 per annum. Mr. Cusick's base salary was set at $265,000 providing an increase of his base salary based on his assumption of the
     duties of Chief Executive Officer.   Both agreements allow  for cost of
     living increases equal to the percentage increase in the Consumer Price Index beginning January 1, 1998. These agreements incorporate two-year non-competition and non-solicitation provisions of the Company's customers and employees. If the Company terminates either of these executives for other than cause, they will be entitled to receive twenty-four months base compensation. These agreements also include provisions for deferral of compensation and for compensation pursuant to a change in control as further described in the section entitled "Termination of Employment or Change in Control".

     In July 1995, the Company entered into an employment agreement with Mr. Ramsey. This agreement has an initial one year term with automatic renewal in one year increments thereafter unless notification is provided. Under the terms of the agreement, base salary was set at $122,960 and will be adjusted annually by an amount equal to the Consumer Price Index starting January 1, 1996. This agreement incorporates one-year non-competition and non-solicitation provisions of the Company's customers and employees. If the Company terminates Mr. Ramsey for other than cause, he will be entitled to receive an amount equal to his current annual base salary. Mr. Ramsey's contract also includes provisions for compensation pursuant to a change in control as further described in the section entitled "Termination of Employment or Change in Control".

     Messrs. Guidetti and Silveston do not currently have employment contracts. However, UK employment policies dictate that they are entitled to twelve months pay in lieu of notice in the event the Company terminates their employment. In the event that either resigns his position, each is required to provide the Company with six months notice. In addition, by letter agreement dated January 12, 1996, the Company has provided for compensation pursuant to a change in control as further described in the section entitled, "Termination of Employment or Change in Control."

     TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL

     In addition to the termination provisions of the employment contracts described above, IMTC adopted change of control provisions (the "Provisions") for its executive officers and certain other key managers in September 1995 and subsequently amended certain provisions relating to US executives in November 1997. The Company believes that these Provisions will protect and enhance the Company's ability to maintain a sound and vital management team despite a possible change in control. The Provisions guarantee salary for 299% of the 5 year annual average of all compensation for Messrs. Warren and Cusick and other benefits (medical, vacation, disability, etc.) for a period of twenty-four months. For Messrs. Ramsey, Guidetti, Silveston and other key employees the Provisions guarantee base
     salary and other benefits for twenty-four months.   In addition, to the
     extent that the change of control payment amount to a recipient who is a U.S. taxpayer would exceed the maximum amount to avoid an excise tax under the Internal Revenue Code of 1986 as amended (the"Code"), the payment amount would be increased to cover the excise tax liability. The Provisions also incorporate terms that enable an acquiring company to retain key managers. All of the Provisions have been incorporated into existing employment agreements and continue with the term of each. The total amount payable to all participants will be set aside in trust upon a triggering event pursuant to the terms of the Provisions.

     OTHER COMPENSATION MATTERS

     Except to the extent set forth herein, no other compensation was paid by IMTC to executive officers during the 1997 fiscal year, including personal benefits and securities or property paid or distributed, which compensation is not offered on the same terms to all full time employees other than those covered by a collective agreement. The value of any such other compensation, paid under terms available to all full-time employees however, does not exceed the lesser of 10% of the total compensation or $50,000 for any executive officer named in the Summary Compensation Table, except as disclosed therein.

     INDEBTEDNESS OF DIRECTORS AND NAMED EXECUTIVE OFFICERS OF THE COMPANY

     In February 1997, Drs. Gavan, Gilmore and Read each borrowed $60,000 from the Company in order to exercise expiring options. Each borrowing was evidenced by a promissory note and payment of the principal amount and interest was due in full on December 15, 1997. Interest accrued on unpaid balances at an annual rate of 8.89%, the Company's current borrowing rate. No balances remained outstanding as of December 31, 1997.

     In December 1997, Mr. Ramsey borrowed $131,250 from the Company in order to pay the tax liability associated with bonus payments made in the form of shares the Company holds in another public company. The borrowing is evidenced by a promissory note and payment of the principal amount and interest is due in full on December 15, 1998. Interest accrues on unpaid balances at an annual rate of 8.89%, the Company's current borrowing rate.

     EMPLOYEE BENEFIT PLANS

     The Company provides a range of benefit plans to all employees throughout the world. Following is a brief summary of the plans in which executive officers may participate.

     PROFIT SHARING PLANS

     The US 401(k) Plan is a tax-qualified, defined contribution plan administered by an administration committee appointed by the Board of Directors of a wholly-owned US subsidiary of the Company. Employees are eligible to make contributions on a pre-tax basis, receive an allocation or employer matching and profit sharing contributions at the next scheduled enrollment after being employed for three months. A participant is always fully vested in his or her own contributions and investment earnings on those contributions. A participant will vest in the profit sharing and matching contributions made on his or her behalf, and earnings thereon, at the rate of 20% per year beginning after his or her first year of service and become fully vested after five years of service. Generally, a participant will not receive distributions from the US 401(k) Plan until termination of employment, disability or death.

     The UK "money purchase" pension scheme (the "UK Plan") has been approved by the Inland Revenue under Chapter 1, Part XIV of the Income and Corporation Taxes Act of 1988. All permanent employees are eligible to join the UK Plan on the day they become employed and are between the ages of 18 and 60. Each participant is required to contribute an amount equal to 2.5% of base salary. The company contributes 7.5% of base salary to each participants account. Additional contributions can be made for which the Company matches up to 2.5% of base salary. The total contribution paid by the participant cannot exceed the lower of 15% of annual earnings or a figure determined by Inland Revenue annually. A participant is always fully vested in his or her own contributions and investment earnings on those contributions. A participant will vest in the Company's matching contributions beginning after his or her second year as a member of the UK Plan. Generally, a participant will not receive Company distributions from the UK Plan unless he or she reaches retirement age or transfers all amounts to another qualified plan.

     EMPLOYEE EQUITY INCENTIVE PLAN

     In May 1993, the Company's Board of Directors adopted the International Murex Technologies Corporation Employee Equity Incentive Plan (the "1993 Plan") which was approved by Shareholders in June 1993 and further amended by Shareholder approval in June 1994. The purpose of the 1993 Plan is to provide long-term compensation incentives for superior performance in the interest of Shareholders by key employees of the Company, and its subsidiaries, as well as equity-based compensation for members of the Board of Directors. The 1993 Plan is intended to strengthen the Company's long term financial performance and its ability to attract and retain management employees and directors upon whose judgment, initiative and efforts the Company's continued success, growth and development are dependent. The maximum number of common shares of the Company which may be issued pursuant to awards under the 1993 Plan is no more than 2,000,000 shares.

     The Compensation Committee determines the terms and conditions of the options granted under the 1993 Plan, including the type of option and the time and manner in which each option becomes exercisable. Generally, the exercise period for any option, including any extension which the Committee may from time to time decide to grant, may not exceed ten years from the date of grant. The option price per share will be determined by the Committee at the time any option is granted and may not be less than the fair market value or, in the case of an incentive stock option granted to a ten percent Shareholder, 110% of the fair market value, on the date the option is granted.

     As amended in June 1994 and beginning with the 1994 annual meeting of the Company's Shareholders, each non-employee member of the Board of Directors of the Company in office immediately following such meeting will automatically be granted an option to purchase 10,000 common shares at a price per share equal to the closing price of the Company's shares on the day prior to grant. Each option granted to a director is immediately exercisable and expires on the tenth anniversary of the date of grant.

     As of December 31, 1997, the 1993 Plan had 1,640,650 options outstanding to approximately 46 individuals of which options held by the executive officers represent 42% of the outstanding options.

     1990 STOCK OPTION PLAN

     The 1990 Stock Option Plan (the "1990 Plan") provided that Directors, officers and employees of IMTC and its majority owned subsidiaries were eligible to receive options (or rights) to purchase common shares of the Company within a fixed period of time and at a specified price per share, subject to any necessary regulatory approvals. The 1993 Plan replaced the 1990 Plan and no additional options or rights will be granted under the 1990 Plan.

     As of December 31, 1997, the 1990 Plan had no options outstanding.

     QUALIFIED EMPLOYEE STOCK PURCHASE PLAN (ESPP)

     The Company's ESPP became effective July 1, 1993 upon approval by the Company's Shareholders. It was amended and restated in 1996. The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, (the "Code") is designed to encourage all eligible employees of the Company and its subsidiaries, where permitted by applicable law, to acquire an equity interest in the Company through the purchase of common shares at a price equal to 85% of the closing market price the day prior to the purchase. The Company believes that employees who participate in the ESPP will have a closer identification with the Company by virtue of their ability as shareholders to participate in and benefit from its future growth. Four executive officers purchased a total of 2,561 shares by participating in the ESPP during 1997.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SHARES HELD BY DIRECTORS

     The following table sets forth as of March 12, 1998 the number and percentage of common shares of the Company owned beneficially by each Director and by all Directors and Executive Officers of the Company as a group:
     ---------------------------------------------------------------------------

                                                                    Percentage
                                                                        of
                                                                   Outstanding
                                                    No. of Common     Common
                                                       Shares       Shares if
                                       Percentage    Acquirable    all Options
                           Number of       of       upon Exercise    Owned or
                          Outstanding  Outstanding   of Options     Controlled
                            Shares       Common       Owned or         are
      Name and Location     Owned(2)     Shares     Controlled(2)  Exercised(1)
      -----------------    ---------    --------    ------------   ------------

      GEORGE BRAZIER             0          0%              0            0%
      Vancouver, British
      Columbia

      C. ROBERT CUSICK      82,847         .5%        261,750          2.0%
      Pittsburgh,
      Pennsylvania

      J. TREVOR EYTON            0           *         20,000          0.1%
      Toronto, Ontario

      THOMAS L. GAVAN            0           *         60,000          0.4%
      Bay Village, Ohio

      NORBERT J. GILMORE     1,500           *         60,000          0.4%
      Montreal, Quebec

      JAY A. LEFTON            800           *         60,000          0.4%
      Toronto, Ontario

      HARTLAND M.                0           *         20,000          0.1%
      MACDOUGALL
      Toronto, Ontario

      STANLEY E. READ        5,500           *         60,000          0.4%
      Toronto, Ontario

      VICTOR A. RICE        25,000        0.1%         60,000          0.5%
      Buffalo, New York

      F. MICHAEL P.        336,544(4)     2.0%        261,750          3.5%
      WARREN
      Anguilla, BWI

      ALL OFFICERS AND     525,901        3.1%      1,000,600(3)       5.6%
      DIRECTORS AS A
      GROUP (14 persons)

     *Less than 0.1%
     -----------------------

      1 The stock ownership information is based upon the number of common shares outstanding and the number of common shares which may be acquired upon the exercise of outstanding options (as applicable) as of 60 days after March 12, 1998.

      2 Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares specified opposite his name.

      3 Does not include 34,300 common shares which may be acquired upon the exercise of unvested options that were granted March 19, 1997.

      4 Includes 109,715 shares owned of record by Proteus BioResearch Corporation, of which Mr. Warren is entitled to 18,286 common shares; 23,900 shares owned of record by Hygeia Diagnostics Corporation, of which Mr. Warren owns one-half of the outstanding common shares; and 158,284 shares owned of record by QGB Investments Limited, of which Mr. Warren is entitled to 22,421.

     ---------------------------------------------------------------------------
     BENEFICIAL OWNERS OF MORE THAN 5% OF VOTING STOCK

     To the knowledge of the Directors and executive officers of the Company, no person beneficially owned, directly or indirectly, or exercised control or direction over shares representing more than 5% of the outstanding common shares of the Company as of March 12, 1998, unless otherwise noted, except the following:

     ---------------------------------------------------------------------------
                                      No. of
                                   Outstanding
                                  Common Shares       Percentage of
                                     Owned or         Outstanding
      Name                          Controlled        Common Shares
      -----                      ---------------      -------------

      The Estate of Edward J.       1,983,013(1)          11.8%
      DeBartolo, Sr.
      7620 Market Street
      Youngstown, Ohio

      Edward J. DeBartolo, Jr.      2,533,450(1)          15.1%
      7620 Market Street
      Youngstown, Ohio

      Citicorp and its wholly-      1,069,117(2)           6.4%
      owned subsidiaries,
      Citibank, NA(US);
      399 Park Avenue
      New York, New York

      University of Notre Dame      1,000,000              5.9%
      Notre Dame, Indiana

      Oracle Partners, L.P. and       866,500(3)           5.1%
      Oracle Institutional
      Partners, L.P.
      Larry Feinberg, General Partner
      712 Fifth Avenue, 45th Floor
      New York, New York

     ---------------------------------


     1 Based solely upon information furnished to the Company on Schedule 13D dated November 12, 1996. Edward J. DeBartolo, Jr. and Marie Denise DeBartolo York are co-executors of The Estate of Edward J. DeBartolo, Sr. and as such disclaim beneficial ownership of these shares except to the extent of their presently indeterminate pecuniary interest.

     2 Based solely upon information furnished to the Company on Schedule 13G dated February 13,1998 including data as of December 31, 1997.

     ---------------------------------------------------------------------------

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None, except as disclosed in Item 11 " Executive Compensation".

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                INTERNATIONAL MUREX TECHNOLOGIES
                                CORPORATION



                                By:       /s/ C. Robert Cusick
                                   -----------------------------------
                                   C. Robert Cusick, Vice Chairman, Chief
                                   Executive Officer, President and Director



     DATE:      March 27, 1998
              ------------------