Form 10-Q
period 1998-03-31
INTERNATIONAL MUREX TECHNOLOGIES CORP
filed 1998-05-15
CIK 864964

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or 12(g)
                        of the Securities Exchange Act of 1934
                    For the Quarterly Period Ended March 31, 1998

                                          OR

                [ ] Transition Report Pursuant to Section 13 or 12(g)
                        of the Securities Exchange Act of 1934
                    For the Transition Period from       to
                                                   -----    -----

                            Commission File Number 0-26144


                     International Murex Technologies Corporation
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


             Province of British Columbia, Canada               N/A
          --------------------------------------------  -------------------
                (State or other jurisdiction of          (I.R.S. Employer
                Incorporation or organization)          Identification No.)

          2255 B. Queen Street, East, Suite 828, Toronto, ON  M4E 1G3
          -----------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)


          Registrant's telephone number, including area code (519) 836-8016
                                                             --------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                    Yes X   No
                       ---    ---

          The number of common shares outstanding as of May 5, 1998 was 16,730,256, excluding treasury shares.

                     INTERNATIONAL MUREX TECHNOLOGIES CORPORATION

                            Quarterly Report on Form 10-Q
                      For the Three Months Ended March 31, 1998

                                  Table of Contents
                                  -----------------


          Item                                                   Page
          Number    PART I -- FINANCIAL INFORMATION              Number
          ------                                                 ------

               1    Financial Statements

                    Consolidated Balance Sheets at
                         March 31, 1998 and December 31, 1997         3

                    Consolidated Statements of Operations
                         for the Three Months Ended
                         March 31, 1998 and 1997                      5

                    Consolidated Statements of Changes in
                         Shareholders' Equity for the
                         Period January 1, 1997 to March 31, 1998     6

                    Consolidated Statements of Cash Flows
                         for the Three Months Ended
                         March 31, 1998 and 1997                      7

                    Notes to Consolidated Financial Statements        9

               2    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               12

                    PART II -- OTHER INFORMATION

               1    Legal Proceedings                                 15

               2    Changes in Securities and Use of Proceeds         15

               6    Exhibits and Reports on Form 8-K                  15


                    SIGNATURES                                        16



          THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE INTRODUCTORY PARAGRAPH TO ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," WITHIN THIS REPORT.

          INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
          CONSOLIDATED BALANCE SHEETS

          (In Thousands of U. S. Dollars)

                                                    March 31,   December 31,
                                                    ------------------------
                                                      1998         1997
          ------------------------------------------------------------------

          ASSETS

          CURRENT ASSETS
              Cash and cash equivalents               $  5,986     $ 10,087
              Accounts receivable, net of
               allowance for doubtful
               accounts of $3,000
               and $2,939, respectively                 36,259       35,062
              Inventories                               22,687       21,164
              Prepaid and other                          4,482        4,931
                                                       --------------------

          Total current assets                          69,414       71,244
          -----------------------------------------------------------------

          PROPERTY, PLANT AND EQUIPMENT-
              at cost less accumulated
              depreciation and amortization             14,132       13,245

          PATENTS, TRADEMARKS AND LICENSES-
              at cost less accumulated
              amortization                               6,887        7,016

          OTHER ASSETS                                   3,526        3,738
                                                       --------------------

          TOTAL                                       $ 93,959     $ 95,243
          =================================================================


          See notes to consolidated financial statements.

                                                    March 31,  December 31,
                                                    -----------------------
                                                      1998         1997
          -----------------------------------------------------------------

          LIABILITIES AND SHAREHOLDERS' EQUITY

          CURRENT LIABILITIES:
              Trade accounts payable                 $ 12,153     $ 10,215
              Accrued expenses:
                    Professional fees                   1,065        1,229
                    Royalty payments                    1,932        1,559
                    Employee related                    4,185        5,032
                    Income taxes payable                  675          827
                    Litigation settlements                 74          155
                    Other                               2,819        3,110
              Current portion of long term debt           102           95
              Current portion of capitalized
               lease obligations                          127          163
                                                      --------------------

          Total current liabilities                    23,132       22,385
          ----------------------------------------------------------------

          DEFERRED RENT                                    43           47

          LONG TERM DEBT, less current portion         14,528       14,331

          CAPITALIZED LEASE OBLIGATIONS                   214          248

          COMMITMENTS AND CONTINGENCIES

          SHAREHOLDERS' EQUITY
          Common shares, without par value,
               200,000,000 shares authorized;
               16,848,115 and 16,689,934 shares
               issued, respectively                    85,498       84,780
          Additional paid-in capital                   14,521       14,521
          Accumulated deficit                         (34,663)     (32,591)
          Less cost of 101,043 common shares held
           in treasury                                     (5)          (5)
          Accumulated other comprehensive income       (9,309)      (8,473)
                                                       -------------------

          Shareholders' equity                         56,042       58,232
          ----------------------------------------------------------------

          TOTAL                                      $ 93,959     $ 95,243
          ================================================================

          See notes to consolidated financial statements.

          INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS

          (In Thousands of U.S. Dollars, except per share data)


                                               Three Months Ended March 31
                                               ---------------------------
                                                  1998             1997
          ----------------------------------------------------------------

          REVENUES:
             Product sales                      $ 22,660          $ 24,718
             License fees and other                  975             1,124
                                                --------------------------

          Total revenues                          23,635            25,842

          COSTS AND EXPENSES:
             Cost of products sold                 9,953             8,289
             Research and development              1,851             1,607
             General and administrative            5,056             5,618
             Sales and marketing                   6,951             6,817
             Foreign exchange loss (gain)            (37)               44
             Royalty expense                       1,668             1,500
                                                --------------------------

          Total costs and expenses                25,442            23,875
          ----------------------------------------------------------------

          Income (Loss) From Operations           (1,807)            1,967

          Interest income                            104                49
          Interest (expense)                        (393)             (285)
          Gain (loss) on asset disposals               7               (26)
          Other income                                64                52
                                                --------------------------
          Income (loss) before income taxes       (2,025)            1,757

          Income taxes                                47                98
                                                --------------------------

          NET INCOME (LOSS)                     $ (2,072)         $  1,659
          ================================================================

          NET INCOME (LOSS) PER COMMON SHARE:
             Basic                              $  (0.12)         $   0.10
                                                ========          ========
             Diluted                            $  (0.12)         $   0.10
                                                ========          ========

          WEIGHTED AVERAGE SHARES OUTSTANDING:
             Basic, in thousands                  16,678            16,386
                                                ========          ========
             Diluted, in thousands                17,669            17,331
                                                ========          ========

          See notes to consolidated financial statements.

      INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

      (In thousands of U.S. Dollars, except share data)
      -------------------------------------------------------------------------

                                         Common Stock          Additional
                                         -------------     Paid-In  Accumulated
                                       Shares   Amount     Capital    Deficit
     --------------------------------------------------------------------------

     December 31, 1996               16,578,853  $ 84,460   $ 13,906  $(41,655)
     Issued pursuant to employee
        stock purchase plan              23,617       155
     Exercise of employee stock
        options                         218,300       999
     Retirement of treasury shares     (185,886)   (1,080)
     Issued pursuant to class action
        settlement                       80,120       465
     Reversion of settlement shares                              615
     Shares tendered as tax
        witholding                      (25,070)     (219)
     Net change in unrealized gain on
        marketable securities
     Net income                                                          9,064
     Foreign currency translation
     December 31, 1997               16,689,934    84,780     14,521   (32,591)
                                     ------------------------------------------
     Exercise of employee stock
        options                          57,350       211
     Issued pursuant to 1997
        employee stock purchase plan        831         7
     Exercise of warrants               100,000       500
     Net change in unrealized gain on
        marketable securities
     Net loss                                                           (2,072)
     Foreign currency translation
                                     -------------------------------------------
     March 31, 1998                  16,848,115  $ 85,498   $ 14,521  $(34,663)
                                     ===========================================


                                               Accumulated Other
                                             Comprehensive Income
                                            ----------------------
                                            Unrealized Accumulated
                                             Gain on    Currency      Total
                                  Treasury  Marketable Translation Shareholders'
                                   Shares   Securities  Adjustment     Equity
     --------------------------------------------------------------------------


     December 31, 1996             $(1,085)   $ 4,405    $(3,848)     $ 56,183
     Issued pursuant to employee
        stock purchase plan                                                155
     Exercise of employee stock
        options                                                            999
     Retirement of treasury shares   1,080
     Issued pursuant to class
        action settlement                                                  465
     Reversion of settlement
        shares                                                             615
     Shares tendered as tax
        witholding                                                        (219)
     Net change in unrealized gain
        on marketable securities               (3,729)                  (3,729)
     Net income                                                          9,064
     Foreign currency translation                         (5,301)       (5,301)
     December 31, 1997                  (5)       676     (9,149)       58,232
                                   --------------------------------------------
     Exercise of employee stock
        options                                                            211
     Issued pursuant to 1997
        employee stock purchase plan                                         7
     Exercise of warrants                                                  500
     Net change in unrealized gain
        on marketable securities                  (60)                     (60)
     Net loss                                                           (2,072)
     Foreign currency translation                           (776)         (776)
                                   --------------------------------------------
     March 31, 1998                $    (5)   $   616    $(9,925)     $ 56,042
     ==========================================================================

     See notes to consolidated financial statements.

     INTERNATIONAL MUREX TECHNOLOGIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS

     (In Thousands of U.S. Dollars)

                                                    Three Months Ended
                                                        March 31,
                                                  ----------------------
                                                     1998         1997
     -------------------------------------------------------------------

     OPERATING ACTIVITIES:
     Net income (loss)                           $  (2,072)    $ 1,659
     Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
        Depreciation                                 1,209       1,251
        Amortization                                   252         183
        (Gain) loss on sale of property
          and equipment                                 (7)         26
       Changes in working capital:
         Accounts receivable                        (1,250)      2,035
         Inventories                                (1,523)         42
         Prepaid expenses and other assets             422         691
         Trade accounts payable                      1,938         980
         Accrued expenses                           (1,162)     (2,445)
                                                   --------------------

       Net cash provided by (used in) operating
        activities                                  (2,193)      4,422
     ------------------------------------------------------------------

     INVESTING ACTIVITIES:
     Additions to property and equipment            (2,111)     (1,348)
     Additions to patents and licenses                (123)       (450)
     Proceeds from sale of property and
      equipment                                         22          51
     Proceeds from sale of marketable securities       232
                                                   --------------------

       Net cash (used in) investing activities      (1,980)     (1,747)
     ------------------------------------------------------------------

     FINANCING ACTIVITIES:
     Increase (decrease) in borrowings under
      line of credit                                   197       1,420
     Reduction of other long-term liabilities          (67)        (35)
     Proceeds from issuance of common shares           718         747
                                                   --------------------

       Net cash provided by (used in) financing
        activities                                     848       2,132
     ------------------------------------------------------------------

     EFFECT OF EXCHANGE RATE CHANGES                  (776)     (4,211)

     Net Increase (Decrease) in Cash
      and Cash Equivalents                          (4,101)        596

     Cash and Cash Equivalents at Beginning of
      Period                                        10,087       9,723
                                                   --------------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD  $   5,986     $10,319
     ==================================================================


     Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest                    $     393     $   285
       Cash paid for income taxes                $     199     $   293

          INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
          Consolidated Statements of Cash Flows (Continued)
          (In thousands of U.S. Dollars, except share data)

          ----------------------------------------------------------------


          SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES


               During the quarter ended March 31, 1997, IMTC retired 185,886 shares held in treasury valued at $1,080.

               See notes to consolidated financial statements.

          INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
          Notes to Consolidated Financial Statements
          (In thousands of U.S. Dollars, except share data)

          -----------------------------------------------------------------

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

               The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated December 31, 1997, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the quarter ended March 31, 1998 are not necessarily indicative of results expected for an entire year.

          2.   INVENTORIES:
                                             March 31,     December 31,

                                                  1998              1997
                                               -------        ----------

      Raw materials and supplies              $  5,288         $   5,355

      Work in process                             7458              6524

      Finished goods                              9941              9285
                                             ---------          --------

      Total inventories                      $  22,687          $ 21,164
                                             =========          ========

     ---------------------------------------------------------------------------

          3.   NET INCOME (LOSS) PER COMMON SHARE:

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

                                                  Three Months Ended March
                                                            31,
                                                  ------------------------
                                                      1998         1997
          ----------------------------------------------------------------
           Basic earnings per common share:

             Net income (loss)                      $  (2,072)   $   1,659

             Weighted average common shares            16,678       16,386

             Basic net income (loss) per common      $  (0.12)   $    0.10

           Diluted earnings per common share:

             Net income (loss)                       $ (2,072)   $   1,659

             Weighted average common
              shares outstanding                       16,678       16,386

             Common stock equivalents                     991          945
                                                      --------     -------
             Total weighted average shares             17,669       17,331

             Diluted net income (loss) per share     $  (0.12)   $    0.10
         -----------------------------------------------------------------

          4.   COMPREHENSIVE INCOME:
                                                   Three Months ended March
                                                              31,
                                                   ------------------------

                                                        1998         1997
          ----------------------------------------------------------------
           Net income (loss)                        $  (2,072)  $  (1,659)

           Other comprehensive income, net of tax:

            Foreign currency translation
             adjustments                                 (776)     (4,399)

            Unrealized gains on marketable
             securities:

            Unrealized holding gains arising
             during period                                 76         625

            Less: reclassification adjustment
             for gains realized in net income            (136)
                                                    ----------  ---------

            Net unrealized gains on marketable
             securities                                   (60)        625
                                                   ----------  ----------

           Other comprehensive income, net
            of tax                                       (836)     (3,774)
                                                   ----------  ----------

           Comprehensive income                    $   (2,908) $   (5,433)
                                                   ==========  ==========
         ------------------------------------------------------------------

          5.   SUBSEQUENT EVENTS:

                    On April 17, 1998, Abbott Laboratories ("Abbott") acquired control of IMTC via a cash tender offer, commenced on March 20, 1998, to purchase all of IMTC's outstanding common stock. The tender offer was pursuant to an Acquisition Agreement dated as of March 13, 1998 among IMTC, Abbott and AAC Acquisition Ltd., an indirect wholly-owned subsidiary of Abbott. A total of 16,174,162 shares of IMTC's common stock were validly tendered and not previously withdrawn in response to the tender offer. These shares represent approximately 96% of IMTC's outstanding shares on a fully diluted basis. The remaining shares of Murex will be acquired by AAC Acquisition, Ltd. in a compulsory acquisition procedure for $13 per share. Abbott will own 100% of IMTC upon completion of the compulsory acquisition procedure, which is expected to be finalized during the third quarter of 1998.


          6. RECONCILIATION OF CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("CANADIAN GAAP" AND "U.S. GAAP"):

                    There were no differences between Canadian GAAP and U.S. GAAP during the year ended December 31, 1997 and the quarter ended March 31, 1998.

          INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
          Form 10-Q for the Three Months Ended March 31, 1998
          Part I - Financial Information

          -----------------------------------------------------------------

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

          FINANCIAL CONDITION

          Liquidity and Capital Resources

               As discussed in Note 5 of the Consolidated Financial Statements, control of the Company has been acquired by Abbott Laboratories ("Abbott"), and the financial resource requirements of the Company will be managed and provided by Abbott.

               The Company has sufficient cash resources and adequate working capital to carry on its current business and meet existing capital requirements. Cash and working capital totaled $6.0 million and $46.3 million, respectively at March 31, 1998.

               On November 12, 1996, the Company entered into a three year, $15 million line of credit facility with Bank of America, which is collateralized by the accounts receivable and inventory of its United States ("U.S."), United Kingdom ("U.K.") and Barbados subsidiaries. The Company has an interest rate swap agreement with the lender that fixed the interest rate at 8.98% for a notional principal amount of $10.0 million.

          Litigation and Technology Disputes

                The Murex Group's business utilizes newly-developed technologies that include patents on processes and devices. These types of technologies are the focal point for the biotechnology industry. The ownership and patentability of such processes or devices have become increasingly complex, resulting in competitive claims of ownership within the industry. The Company is not presently the defendant in any material judicial proceeding. Until March 13, 1998, the date of the Acquisition Agreement discussed in Note 5 of the Consolidated Financial Statements, Murex Diagnostics Corporation ("MDC"), a subsidiary within the Murex Group, had been pursuing a patent infringement suit against Abbott. MDC was seeking injunctive relief against Abbott and damages for infringement of a patent. On March 31, 1998, pursuant to the Acquisition Agreement, MDC ceased actively prosecuting the litigation against Abbott and asked the court to stay the litigation. Since control of IMTC by Abbott was acquired on or about April 17, 1998, the parties shall take all steps necessary to dismiss with prejudice this litigation.

          Management Outlook

               The Management of the Murex Group and Abbott will work together in the near future to combine the strengths of the two companies and exploit the full potential of the Company's technologies and products. The Murex Group's products complement those of Abbott's diagnostic operations and provide potential growth opportunities, particularly in the areas of infectious disease screening and patient monitoring. Management of both companies will concentrate on delivering high quality products to their customers, reducing costs and improving cash flows.


          RESULTS OF OPERATIONS

               Total revenues for the quarter ended March 31, 1998 were $23,635,000 compared to $25,842,000 for the quarter ended March 31, 1997. Product sales were $22,660,000 and $24,718,000 for the quarters ended March 31, 1998 and 1997, respectively. The net decrease in total revenue represents an actual decrease using a constant currency basis of $1,176,000 and a negative foreign exchange impact of $1,031,000. The actual decrease is due to the pricing pressures in the diagnostic market as a result of the continuing consolidations in the industry. The negative foreign exchange effect is due to the relative strength of the U.S. Dollar, the reporting currency of the Company, during the first quarter of 1998 as compared to the first quarter of 1997. Translation from the various functional currencies to the U.S. Dollar caused a decrease in the Dollar equivalent product sales revenue. License fees and other revenues were $975,000 compared to $1,124,000 in the previous year. In the first quarter of the prior year, IMTC recognized revenues as a result of a February 1997 agreement with Digene Corporation ("Digene") to create a direct European sales operation for certain of Digene's products.

               Gross profit on product sales for the quarter ended March 31, 1998 decreased to 56.1%, as compared with 66.5% for 1997.
          The decrease in gross profit on product sales is due to increased sales in developing countries, which are generally at lower margins. The relative strength of the British Pound also contributed to the decline in gross profits, since the majority of manufacturing is done in the U.K. As such, cost of products sold increased to $9,953,000 for the three months ended March 31, 1998 from $8,289,000 in the comparable prior year period.

               Total costs and expenses, excluding cost of products sold, of $15,489,000 for the quarter ended March 31, 1998 reflect a net decrease of $97,000 over the quarter ended March 31, 1997. Translation from the various functional currencies to the U.S. Dollar caused a decrease in the Dollar equivalent total costs and expenses, excluding cost of products sold. Research and development costs for the first quarter of 1997 increased by $244,000 to $1,851,000 as a result of the continued focus to improve certain virology tests design and manufacturing process to meet the changing requirements of this market. General and administrative costs for the quarter ended March 31, 1998 were $5,056,000, as compared to $5,618,000 for the comparable prior year period. The decrease of $562,000 mainly represents cost savings from a restructuring initiated in the third quarter of 1996. Sales and marketing expenses of $6,951,000 reflect a $134,000 increase over the first quarter of 1997. The increase is the result of the efforts to build the market for gene probe products used for the monitoring of patients and the classification of viral diseases. One of the important functions of these products is monitoring the development of resistant mutations of the HIV virus and using this information to select therapies.

               The $53,000 increase in net interest expense from $236,000 for the quarter ended March 31, 1997 to $289,000 for the quarter ended March 31, 1998 was due to the Company's overall increase in borrowings, particularly via the line of credit with Bank of America.

          INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
          Form 10-Q for the Three Months Ended March 31, 1998
          Part II - Other Information

          -----------------------------------------------------------------


                           ITEM 1 - LEGAL PROCEEDINGS

               As previously discussed, MDC, a subsidiary within the Murex Group, had been pursuing a patent infringement suit against Abbott. MDC was seeking injunctive relief against Abbott and damages for infringement of a patent. On March 31, 1998, pursuant to the Acquisition Agreement, MDC ceased actively prosecuting the litigation against Abbott and asked the court to stay the litigation. Since control of IMTC by Abbott was acquired on or about April 17, 1998, the parties shall take all steps necessary to dismiss with prejudice this litigation.


                 ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

               On or before February 11, 1998, 100,000 warrants were exercised and unregistered securities were issued, pursuant to
          Section 4(2) of the Securities Act of 1933. These warrants, which were exercisable for a period of two years from February 12, 1996, were issued in two lots of 50,000 with exercise prices of $4.50 and $5.50 per share, therefore, the aggregate exercise price was $500,000. The proceeds were used for general working capital.


                     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


          1.   Exhibits

                    None.

          2.   Reports on Form 8-K

                    Current report on Form 8-K dated April 17, 1998
               declaring a Change in Control of Registrant pursuant to an Acquisition Agreement dated as of March 13, 1998 among International Murex Technologies Corporation, Abbott Laboratories and AAC Acquisition Ltd., an indirect wholly-owned subsidiary of Abbott.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INTERNATIONAL MUREX TECHNOLOGIES CORPORATION
                              (Registrant)


          Date: May 15, 1998   By:   /s/ C. Robert Cusick
               -------------      ----------------------------------
                                  C. Robert Cusick, Vice Chairman
                                  President & CEO



          Date: May 15, 1998   By:   /s/ Steve C. Ramsey
               -------------      -----------------------------------
                                  Steven C. Ramsey, Vice President & CFO

                                EXHIBIT INDEX


          Exhibit         Description
          -------         -----------

            27            Financial Data Schedule